Form 10-Q
period 2011-09-30
Development Capital Group, Inc.
filed 2011-11-03
CIK 1517992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-174240

Development Capital Group, Inc.
(Exact name of Registrant as specified in its charter)

Florida	27-3746561
(State of incorporation)	(IRS Employer ID Number)

6029 Paseo Acampo Carlsbad, California 92009
(Address of principal executive offices)

(760) 840-9409
(Registrant’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

As of September 30, 2011, there were 11,220,000 shares of common stock, par value $0.001 per share outstanding.

Thomas A. Ralston
Certified Public Accountant

41874 Sixth Street	Phone: 951-296-9030
Temecula, California 92590	Fax: 951-296-9033
Email: tomralstoncpa@yahoo.com

INDEPENDENT AUDITOR’S REPORT

Board of Directors
Development Capital Group, Inc.

We have audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Development Capital Group as of September 30, 2011 and the related consolidated statements of income, retained earnings, and cash flows for the quarters ended September 30, 2011 and in our report dated October 25, 2011, we expressed an unqualified opinion on those consolidated financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Development Capital Group as of September 30, 2011 and the results of its operations and its cash flows for the quarters then ended, in conformity with accounting principles generally accepted in the United States of America.

Thomas A. Ralston, CPA

October 25, 2011

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

DEVELOPMENT CAPITAL GROUP, INC. (A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
AT MARCH 31, 2011 AND SEPTEMBER 30, 2011

	March 31, 2011	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$16,930	$40,949
Deposits	-	-
Total assets	$16,930	$40,949

LIABILITIES AND STOCKHOLDERS' EQUITY

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value; 490,000,000 shares
authorized; 11,220,000 shares issued and outstanding	$11,220	$11,220
Additional paid in capital	44,880	44,880
Deficit accumulated during the development stage	(39,170)	(15,151)
Total stockholders' equity	16,930	40,949

Total liabilities and stockholders' equity	$16,930	$40,949

DEVELOPMENT CAPITAL GROUP, INC. (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011
AND FOR THE PERIOD FROM SEPTEMBER 27, 2010 (INCEPTION) TO SEPTEMBER 30, 2011

	Six Months Ended September 30, 2011	Period from September 27, 2010 (Inception) to September 30, 2011

Commissions revenue	$127,207	$129,937

Operating expenses:
Compensation expense	79,074	109,874
Professional fees	13,078	24,178
General and administrative include bank fee	11,036	11,036
Total operating expenses	103,188	145,088

Net income (loss) from operations before income taxes	24,019	(15,151)

Income tax	-	-

Net income (loss)	$24,019	$(15,151)

Loss per common share	$0.00	$(0.00)

Weights average of shares outstanding	5,476,522	5,476,522

DEVELOPMENT CAPITAL GROUP, INC. (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
FROM SEPTEMBER 27, 2010 (INCEPTION) TO SEPTEMBER 30, 2011

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, September 27, 2010 (Inception)	-	$-	$-	$-	$-

Sale of common stock	10,200,000	10,200	10,000	-	20,200

Share-based compensation	-	-	30,800	-	30,800

Issuance of common stock for services	1,020,000	1,020	4,080	-	5,100

Net loss	-	-	-	(39,170)	(39,170)

Balance, March 31, 2011	11,220,000	11,220	44,880	(39,170)	16,930

Net income	-	-	-	14,402	14,402

Balance, June 30, 2011	11,220,000	11,220	44,880	(24,768)	31,332

Net income	-	-	-	9,617	9,617

Balance, September 30, 2011	$11,220,000	$11,220	$44,880	$(15,151)	$40,949

Net income		-	-	-	-

DEVELOPMENT CAPITAL GROUP, INC. (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011
AND FOR THE PERIOD FROM SEPTEMBER 27, 2010 (INCEPTION) TO SEPTEMBER 30, 2011

		Period from September 27, 2010 (Inception) to September 30, 2011
	Six Months Ended September 30, 2011

Cash flows from operating activities:
Net income (loss)	$24,019	$(15,151)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities
Issuance of stock for services	-	5,100
Share-based compensation	-	30,800
Increase in deposits	-	-
Net cash provided by operating activities	24,019	20,749

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	20,200
Net cash provided by financing activities	-	20,200

Net increase in cash and cash equivalents	24,019	40,949

Cash and cash equivalents, beginning of period	16,930	-

Cash and cash equivalents, end of period	$40,949	$40,949

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

DEVELOPMENT CAPITAL GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Development Capital Group, Inc. (the "Company") was incorporated under the laws of the State of Florida on September 27, 2010. The Company provides transportation and logistics services for a wide range of manufacturing, industrial and retail customers. The Company is a development-stage enterprise company and its planned principal activities are to provide freight, logistics, truckload and other services for investors and truck owners.

As a development-stage enterprise, the Company had limited operating revenues through September 30, 2011. Recorded revenues were generated from commissions earned through contracted freight services. The Company is currently devoting substantially all of its present efforts to securing and establishing a new business.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.

Revenue recognition

The Company recognizes revenue when it is realized or realizable and earned. Revenue is considered realized and earned when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; fees to the customer are fixed or determinable; and collection of the resulting receivable is reasonably assured.

Cash equivalents

The Company considers all highly liquid instruments purchased with maturity of three months or less from the time of purchase to be cash equivalents.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settle. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

Long-Lived Assets

The Company will review its long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management will perform an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company will recognize an impairment loss if the carrying value of the asset exceeds the expected future cash flows.

Revenues

Revenues from inception to September 30, 2011 ($129,937).

DEVELOPMENT CAPITAL GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents approximate their fair values due to their short-term nature.

NOTE 4 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at a financial institution in Florida. The balance, at any given time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000 per institution. The Company’s cash balances at September 30, 2011 were within FDIC insured limits.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of its business. The Company is not currently a party to any material legal proceedings, nor is the Company aware of any other pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

NOTE 6 – STOCKHOLDERS’ EQUITY

From the Company’s inception on September 27, 2010 through September 30, 2011, the Company has issued 11,220,000 shares of common stock with a $0.001 par value, inclusive of 8,000,000 shares issued to the Company founders and 1,020,000 shares issued to third parties for services. The financial statements include a non-cash compensation charge of $30,800, representing the difference between the market price of the shares and the price paid by the founders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Form 10-Q, references to the Company,” “we,” “our” or “us” refer to Development Capital Group, Inc. a Florida Corporation. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties, refer to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 29, 2011, and declared effective on September 2, 2011. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Business Overview.

We are a liaison between our customers who are in need of transportation services for their cargo and transportation needs and providers who will deliver our customers’ cargo. We match our customers with transportation providers who provide shipping by truckload and less than truckload within the United States based upon delivery requirements, transportation routes, type of shipment, equipment requirements, shipment size and price. Our prices are determined on a shipment-by-shipment basis to accommodate our customers’ needs based on the transportation provider selection, size and type of shipment, distance and route. We do not own transportation vehicles or equipment used to transport freight, including trucks and/or trailers.

Results of Operations For the three months ending June 30 2011 compared to the three and six months ending September 30, 2011.

Revenues

Since our September 27, 2010 inception through September 30, 2011, we generated revenues of $129,937.   We generated revenues of $26,043 and $101,164 for the three-month periods ending June 30, 2011 and September 30, 2011, respectively.

Total operating expenses

During the three month periods ending September 30, 2011 and June 30, 2011, total operating expenses were $91,547 and $11, 641. From our September 27, 2010 inception through September 30, 2011, our operating expenses were $145,088 include share-based compensation $30,800.   The increase in the general and administrative expenses between the periods ending June 30, 2011 and September 30, 2011  were primarily the result of increased  compensation expense of $79,074 . Since our inception through September 30, 2011 our compensation expense was 109,874.

Net Profit/Loss

During the three-month periods ending June 30, 2011 and September 30, 2011, we had a profit of $14,402 and $9,617, respectively.

Going Concern Consideration

Our auditor's report in our March 31, 2011 consolidated financial statements for our fiscal year ending March 31, 2011 expressed an opinion that our capital resources as of March 31, 2011, were insufficient to sustain operations.  Our last two quarters reflect net profit and our capital resources are adequate at September 30, 2011.

Liquidity and Capital Resources

As of June 30, 2011 and September 30, 2011, we had cash of $22,132 and $40,949 respectively.  Cash provided by financing activities for the three-month periods  ending June 30, 2011 and September 30, 2011, totaled $0.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting.

There have been no changes  in the  Company’s  internal  control  over  financial reporting identified in connection with the evaluation required by paragraph (d) of Rule  240.15d-15  that occurred during the Company’s last fiscal quarter that has  materially  affected,  or is reasonable  likely to materially  affect,  the Company internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings in which we are a party or in which any of our directors, officers or affiliates, any owner of record or beneficiary of more than 5% of any class of our voting securities is a party adverse to us or has a material interest adverse to us. Our property is not the subject of any pending legal proceedings.

Item 1A.  Risk Factors

Because we are classified as a Smaller Reporting Company under the federal securities laws, we are not required to include risk factors in this Form 10-Q; however, please note risk factors included in our S-1 Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d14(a) Certifications of Andriy Korobkin, the President, Chief Executive Officer and Director (attached hereto)

31.2	Rule 13a-14(a)/15d14(a) Certifications of Viktoriya Korobkin, the Chief Financial Officer (attached hereto)

32.1	Section 1350 Certifications of Andriy Korobkin, the President, Chief Executive Officer and Director(attached hereto)

32.2	Section 1350 Certifications of Vikoriya Korobkin Chief Financial Officer, (attached hereto)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Development Capital Group, Inc.

Dated: October 27, 2011.	By:
Andriy Korobkin,
President, Chief Executive Officer