Form 10-Q
period 2011-12-31
Development Capital Group, Inc.
filed 2012-02-13
CIK 1517992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes  ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2011, and as of February 10, 2012,  there were 11,320,000 shares of common stock, par value $0.001 per share outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

TABLE OF CONTENTS

Condensed Financial Statements:	PAGE

Condensed Balance Sheets at December 2011	F-2

Condensed Statements of Operations for the Nine Months ended December 31, 2011 and for the Period from September 27, 2010 (Inception) to December 31, 2011	F-3

Condensed Statements of Stockholders’ Equity from September 27, 2010 (Inception) to December 31, 2011	F-4

Condensed Statements of Cash Flows for the Nine Months ended December 31, 2011 and for the Period from September 27, 2010 (Inception) to December 31, 2011	F-5

Notes to Condensed Financial Statements	F-6

DEVELOPMENT CAPITAL GROUP, INC. (A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
AT MARCH 31, 2011 AND DECEMBER 31, 2011

ASSETS
	March 31, 2011	December 31, 2011

Current assets:
Cash and cash equivalents	$16.930	$57,489
Deposits	$-	$-
Total assets	$16,930	$57,489

LIABILITIES AND STOCKHOLDERS' EQUITY

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value; 490,000,000 shares
authorized; 11,320,000 shares issued and outstanding	$11,220	$11,320
Additional paid in capital	44,880	$44,880
Deficit accumulated during the development stage	(39,170)	$1,289
Total stockholders' equity	16,930	$57,489

Total liabilities and stockholders' equity	$16,930	$57,489

DEVELOPMENT CAPITAL GROUP, INC. (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND
FOR THE PERIOD FROM SEPTEMBER 27, 2010 (INCEPTION) TO DECEMBER 31, 2011

	Period Nine Months Ended December 31, 2011	Period from September 27, 2010 (Inception) to December 31, 2011

Commissions revenue	208,775	211,505

Operating expenses:
Compensation expense	134,972	165,772
Professional fees	15,897	26,997
General and administrative	17,447	17,447
Total operating expenses	168,316	210,216

Net income (loss) from operations before income taxes	40,459	1,289
Issuance of Stock for Services	100	100
Income tax	-	-

Net income (loss)	40,559	1,389

Gain per common share	0. 0036	0 ,0001

Weights average of shares outstanding	11,320,000	11,320,000

DEVELOPMENT CAPITAL GROUP, INC. (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
FROM SEPTEMBER 27, 2010 (INCEPTION) TO DECEMBER 31, 2011

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, September 27, 2010 (Inception)	-	$-	$-	$-	$-

Sale of common stock	10,200,000	10,200	10,000	-	20,200

Share-based compensation	-	-	30,800	-	30,800

Issuance of common stock for services	1,020,000	1,020	4,080	-	5,100

Net loss	-	-	-	(39,170)	(39,170)

Balance, March 31, 2011	11,220,000	11,220	44,880	(39,170)	16,930

Net income	-	-	-	14,402	14,402

Balance, June 30, 2011	11,220,000	11,220	44,880	(24,768)	31,332

Net income	-	-	-	9,617	9,617

Balance, September 30, 2011	11,220,000	11,220	44,880	(15,151)	40,949

Net income		-	-	16,440	16,440

Issuance of common stock for services	100,000	100	-	-	100

Balance, December 31, 2011	11,320,000	11,320	44,880	1,289	57,489

DEVELOPMENT CAPITAL GROUP, INC. (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED DECEMBER 31, 2011
AND FOR THE PERIOD FROM SEPTEMBER 27, 2010 (INCEPTION) TO DECEMBER 31, 2011

	Nine Months Ended December 31, 2011	Period from September 27, 2010 (Inception) to December 31, 2011
Cash flows from operating activities:
Net income (loss)	$40,459	$1,289
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities
Issuance of stock for services	100	5,200
Share-based compensation	-	30,800
Increase in deposits	-	-
Net cash provided by operating activities	40,559	37,289

Cash flows from investing activities:	-	-
Cash flows from financing activities:
Proceeds from sale of common stock	-	20,200
Net cash provided by financing activities	-	20,200

Net increase in cash and cash equivalents	40,559	57,489

Cash and cash equivalents, beginning of period	16,930	-

Cash and cash equivalents, end of period	$57,489	$57,489

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
	$(0)	$(0)

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

As a development-stage enterprise, the Company had limited operating revenues through December 31, 2011. Recorded revenues were generated from commissions earned through contracted freight services. The Company is currently devoting substantially all of its present efforts to securing and establishing a new business.

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

Revenues
Revenues from inception to December 31, 2011 ($211,505).

DEVELOPMENT CAPITAL GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents approximate their fair values due to their short-term nature.

NOTE 4 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at a financial institution in Florida. The balance, at any given time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000 per institution. The Company’s cash balances at December 31, 2011 were within FDIC insured limits.

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

NOTE 6 – STOCKHOLDERS’ EQUITY

From the Company’s inception on September 27, 2010 through December 31, 2011, the Company has issued 11,320,000 shares of common stock with a $0.001 par value, inclusive of 8,000,000 shares issued to the Company founders and 1,120,000 shares issued to third parties for services. The financial statements include a non-cash compensation charge of $30,800, representing the difference between the market price of the shares and the price paid by the founders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Form 10-Q, references to the Company,” “we,” “our” or “us” refer to Development Capital Group, Inc. a Florida Corporation unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the Report). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, should, expects, plans, anticipates, believes, estimates, predicts, potential or continue or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industrys actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Business Overview.

We are a liaison between our customers who are in need of transportation services for their cargo and transportation needs and providers who will deliver our customers cargo. We match our customers with transportation providers who provide shipping by truckload and less than truckload within the United States based upon delivery requirements, transportation routes, type of shipment, equipment requirements, shipment size and price. Our prices are determined on a shipment-by-shipment basis to accommodate our customers needs based on the transportation provider selection, size and type of shipment, distance and route. We do not own transportation vehicles or equipment used to transport freight, including trucks and/or trailers.

Results of Operations For the three months ending September 30, 2011 compared to the three months ending December 31, 2011.

Revenues

Since our September 27, 2010 inception through December 31, 2011, we generated revenues of $211,505. We generated revenues for the three month period ending September 30, 2011 of $101,164 and $81,568 for the three-month periods ending December 31, 2011

Total operating expenses

During the three month periods ending December 31, 2011 and September 30, 2011, total operating expenses were $65,129 and $91,547. From our September 27, 2010 inception through December 31, 2011, our operating expenses were $210,216 include share-based compensation $30,800. We decrease the general and administrative expenses between the periods September 30, 2011 and December 31, 2011 to $6,411. In a previous quarter these expenses were $7,645.Also we decrease our compensation expense from 79,074 for the second quarter to $ 55,898 in third quarter.  Since our inception through December 31, 2011 our compensation expense was $165,772.

Net Profit/Loss

During the three-month periods ending December 31, 2011 we had a profit $16,440 and September 30, 2011,   $9,617, respectively.

Going Concern Consideration

Our auditor's report in our March 31, 2011 consolidated financial statements for our fiscal year ending March 31, 2011 expressed an opinion that our capital resources as of March 31, 2011, were insufficient to sustain operations. Our last three quarters reflect net profit and our capital resources are adequate at December 31, 2011.

Liquidity and Capital Resources

As of September 30, 2011 and December 31, 2011, we had cash of $22,132 and $40,949 respectively. Cash provided by financing activities for the three-month periods ending September 30, 2011, and December 31, 2011.

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

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certifications of Andriy Korobkin, the President, Chief Executive Officer and Director (attached hereto)

31.2	Rule 13a-14(a)/15d14(a) Certifications of Viktoriya Korobkin, the Chief Financial Officer (attached hereto)

32.1	Section 1350 Certifications of Andriy Korobkin, the President, Chief Executive Officer and Director(attached hereto)

32.2	Section 1350 Certifications of Vikoriya Korobkin Chief Financial Officer, (attached hereto)

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
____________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Development Capital Group, Inc.

Dated: February 13 , 2012	By:
Andriy Korobkin,
President, CEO