Form 10-K
period 2012-03-31
Development Capital Group, Inc.
filed 2012-06-28
CIK 1517992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently computed fiscal quarter is $.005 per share which was the last price at which the common equity purchased by non-affiliates was last sold at the end of the last fiscal quarter.

As of the date of this report on Form 10-K, we had 12,328,000 shares of common stock, par value $0.001 per share outstanding.

Documents Incorporated By Reference: We have not incorporated any documents by reference.

TABLE OF CONTENTS

		Page
	PART I
Item 1	Business	3-6
Item 1A	Risk Factors	6-11
Item 1B	Unresolved Staff Comments	11
Item 2	Properties	11
Item 3	Legal Proceedings	11
Item 4	Submissions of matters to a vote of security holders	11
	PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11-12
Item 6	Selected Financial Data	12
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation	12-14
Item 7A	Quantitative and Qualitative Disclosures About Market Risk.	14
Item 8	Financial Statements and Supplementary Data. F1-F8	12-21
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	22
Item 9A	Controls and Procedures	22
Item 9A(T)	Other Information	22
Item 9B	Other Information	22

	PART III
Item 10	Directors, Executive Officers and Corporate Governance	23-24
Item 11	Executive Compensation	25
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	26
Item 13	Certain Relationships and Related Transactions, and Director Independence	26
Item 14	Principal Accountant Fees and Services	26

	PART IV
Item 15	Exhibits and Financial Statement Schedules	27
SIGNATURES		28

PART I

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our,” “us,” or “Development Capital Group Inc.”, unless the context otherwise indicates.

Item 1 Business

Corporate Overview

We were incorporated under the laws of the State of Florida on September 27, 2010. Our principal offices are located at 6029 Paseo Acampo Carlsbad, California 92009. Our telephone number is (760) 840-9409. Since our inception on September 27, 2010, we have had revenues of $276,505

Business Description

Our operations are primarily directed by our Chief Executive Officer, Andriy Korobkin, who devotes full time to our business and secondarily by our Secretary and Treasurer, Lidiya Tregeub, who also devotes full time to our business. Our services consisting of matching shippers of cargo with transportation providers. We match our customers with transportation providers who provide shipping by truckload and less than truckload within the United States based upon delivery requirements, transportation routes, type of shipment, equipment requirements, shipment size and price. Our prices are determined on a shipment-by-shipment basis based upon the transportation provider selection, size and type of shipment, distance, route, and other individual customer needs. We provide shipping services for our customers on an as needed order-by-order basis.

Our Services

We offer three services to our customers;

•	Truckload. We offer truckload services including dry vans, temperature-controlled units and flatbeds.

•	Less than Truckload. We offer shipment services for the shipment of single or multiple pallets of freight.

•	Logistics Services. In addition to arranging for transportation, we review the transportation provider’s charges and payment to transportation carrier. We do not charge fees for our logistic services and provide these services as part of our customer service to our customers.

Our customers communicate their transportation needs to us by telephone, facsimile, or email. Upon receiving a request for transportation services, we recommend an appropriate transportation provider to meet our customers’ requirements. We enter into contracts with both our customer and the transportation provider for a specific transportation order.

We offer our services across a wide range of industries, such as manufacturing, construction, consumer products, fresh food and retail. We offer transportation and logistics services to our clients on a shipment-by-shipment basis, which are typically priced to our carriers on a spot, or transactional, basis.

Our Transportation Providers

Through third party transportation providers, we offer truckload and less than truckload services to our customers. To date we have used a lot of transportation providers to fill orders we received from our customers. These transportation providers include national trucking companies, mid-sized fleets, small fleets and owner-operators of single trucks. We are not dependent on any one transportation provider. We select transportation providers based on their ability to effectively serve our clients with respect to price, technology capabilities, geographic coverage and quality of service. We currently maintain quality control procedures by obtaining documentation to ensure each transportation provider is properly licensed and insured, and has an adequate safety rating. In addition, we collect information on the transportation providers regarding capacity, pricing trends, reliability, quality control standards and overall customer service. We conduct these procedures in our attempt to provide our clients with reliable transportation services from the transportation provider we select for their shipment.

We plan to negotiate favorable rates from transportation providers by attempting to fill excess capacity on their vehicles on traditionally empty routes and therefore offsetting their substantial overhead costs. In addition, we plan to continually locate new transportation providers through transportation provider websites and trade journals that broaden each transportation provider's customer base. To date we have agreements with two transportation providers.

Our Customers

We offer our services to business owners in any industry who require transportation services for their products. To date, we have obtained customers that ship products such as automobile, parts, plastic scrap, lumber and perishable and nonperishable food products across the United States.

We enter into contracts with our business customers, to locate shippers for their transportation requirements. We presently have contracts with two customers: Pacific West Trading and Arcadia International.

We locate customers who need shipment of cargo from third party websites that match shippers with transporters, and by word of mouth. On our website conduct Internet advertising, ads on Craigslist® and to locate additional customers through print advertising and mailers to specific target groups such as college students, retailers and wholesalers who ship cargo.

Dependence Upon One or a Few Shipping Customers

We currently have only 3 shipping customers and are dependent upon these 3 customers. As a result, our revenues are highly concentrated in only 3 customers which accounts for approximately 68% of our revenues, and our revenues could decline if these customers do not use our services.

Pricing

We generate revenues from the following:

Mark-up fees – We receive mark-up fees from our customers that are in need of transportation services through our transportation providers. We receive a quoted fee from the transportation provider representing driver salary cost, diesel cost, and truck usage cost. Once we receive the quoted fee, we add a certain percentage mark-up fee to our customer price. To date, we have charged a mark-up of 10% to our customers; however, our management may at their discretion change the percentage mark-up below or above 10%.

Fixed fees – We receive fixed fees from our shipper customers who are in regular need of our services to locate a transportation carrier that will move full load cargo at the same distance from departure to destination point. Therefore, we earn a price spread between the shipper fee and the transportation fee.

Freight broker fees – We receive freight broker fees from transportation brokers that are in need of our services to locate a transportation company to move cargo for the freight broker’s customer; therefore, we connect a transportation carrier with a cargo broker. In this instance, the freight broker typically pays us a 10% fee of the total transportation cost; however, at any time, we may change to less or more of a percentage then the 10% fee.

Material Agreements

Cargo Shippers

Pacific West Trading

On June 26, 2012, we extended an existing agreement with Pacific West Trading, a California corporation on one more year from March 15, 2012 to March 15, 2013 engaged in the business of collecting and selling plastic products. We agree to charge a fee of no more than a 10% mark up over that of the transportation provider. Pacific West Trading is required to pay for our services within 7 business days after receiving the invoice. The term of the agreement is one year and may be cancelled only for cause.

Svitco Enterprise

Since the expiration of the agreement we use the services of Svitco Enterprise on a per order as needed basis.

Arcadia International

On June 26, 2012, we extended an existing agreement with Arcadia International, a California company engaged in the business of buying and selling trucks, cars, trailers, boats and other mechanical items to locate and arrange transportation services for their cargo. We agreed to charge a fee of no more than a 10% mark up over that of the transportation provider. Arcadia is required to pay for our services within 10 business days after receiving the invoice. The term of the agreement is one year and may be cancelled only for cause.

Transportation Providers

Safe Cargo

On April 24, 2012 we extended an existing contract with Safe Cargo on one year from March 15, 2012 to March 15, 2013 a Department of Transportation licensed carrier. The agreement provides that as “agent” we will offer for shipping services on behalf of Safe Cargo and Safe Cargo agrees to provide the services by suitable motor truck equipment. As the transportation provider in the agreement, Safe Cargo is required to pay us a net rate commission for each customer shipment that we provide to them. The net rate will be the amount that will be agreed upon prior to shipment and be based upon various factors such as cost of fuel, type of shipment, distance, route and cost to Safe Cargo. The agreement provides for a maximum weight of 80,000 pounds and maximum rate of 10% of the total price of the cargo on each load. The agreement may be cancelled upon thirty day notice. The agreement has an open term and is effective until canceled by either party upon thirty (30) days' prior written notice to the other. We are required to pay Safe Cargo for its services within thirty (30) days of the invoice date.

Landtrop Express

On April 23, 2012, we extended an existing contract with Landtrop Express for one year from March 1, 2012 to March 1, 2013 to provide our customers with transportation delivery services for commodities and cargo. The agreement is for a one year term and may be cancelled with thirty days notice. We are required to pay Landtrop for its services within sixty (60) days of the invoice date. Landtrop Express agrees to secure all permits, licenses and approvals for the freight transportation. We agree to pay rates based upon a markup of the cost of fuel according to the schedule below in conformity with the Federal Motor Carrier Safety Administration and other regulatory bodies.

Rates
Fuel Price	Fuel Price	Rate per Mile	Fuel Price	Fuel Price	Rate per Mile

$1.250	$1.299	$1.26	$3.150	$3.199	$1.64
$1.300	$1.349	$1.27	$3.200	$3.249	$1.65
$1.350	$1.399	$1.28	$3.250	$3.299	$1.66
$1.400	$1.449	$1.29	$3.300	$3.349	$1.67
$1.450	$1.499	$1.30	$3.350	$3.399	$1.68
$1.500	$1.549	$1.31	$3.400	$3.449	$1.69
$1.550	$1.599	$1.32	$3.450	$3.499	$1.70
$1.600	$1.649	$1.33	$3.500	$3.549	$1.71
$1.650	$1.699	$1.34	$3.550	$3.599	$1.72
$1.700	$1.749	$1.35	$3.600	$3.649	$1.73
$1.750	$1.799	$1.36	$3.650	$3.699	$1.74
$1.800	$1.849	$1.37	$3.700	$3.749	$1.75
$1.850	$1.899	$1.38	$3.750	$3.799	$1.76
$1.900	$1.949	$1.39	$3.800	$3.849	$1.77
$1.950	$1.999	$1.40	$3.850	$3.899	$1.78
$2.000	$2.049	$1.41	$3.900	$3.949	$1.79
$2.050	$2.099	$1.42	$3.950	$3.999	$1.80
$2.100	$2.149	$1.43	$4.000	$4.049	$1.81
$2.150	$2.199	$1.44	$4.050	$4.099	$1.82
$2.200	$2.249	$1.45	$4.100	$4.149	$1.83
$2.250	$2.299	$1.46	$4.150	$4.199	$1.84
$2.300	$2.349	$1.47	$4.200	$4.249	$1.85
$2.350	$2.399	$1.48	$4.250	$4.299	$1.86
$2.400	$2.449	$1.49	$4.300	$4.349	$1.87
$2.450	$2.499	$1.50	$4.350	$4.399	$1.88
$2.500	$2.549	$1.51	$4.400	$4.449	$1.89
$2.550	$2.599	$1.52	$4.450	$4.499	$1.90
$2.600	$2.649	$1.53	$4.500	$4.549	$1.91
$2.650	$2.699	$1.54	$4.550	$4.599	$1.92
$2.700	$2.749	$1.55	$4.600	$4.649	$1.93
$2.750	$2.799	$1.56	$4.650	$4.699	$1.94
$2.800	$2.849	$1.57	$4.700	$4.749	$1.95
$2.850	$2.899	$1.58	$4.750	$4.799	$1.96
$2.900	$2.949	$1.59	$4.800	$4.849	$1.97
$2.950	$2.999	$1.60	$4.850	$4.899	$1.98
$3.000	$3.049	$1.61	$4.900	$4.949	$1.99
$3.050	$3.099	$1.62	$4.950	$4.999	$2.00
$3.100	$3.149	$1.63	$5.000	$5.049	$2.01

Competitive Business Conditions

Our competitors consist of other truck intermediary companies, companies that operate their own operator vehicles, freight forwarders, nationwide, regional and local trucking companies. Our competitors have greater financial, technical, marketing, and sales resources than we do, as well as greater brand name recognition. To complete with our competitors, we plan to:

(i) develop a user friendly appealing website to serve our customers;

(ii) offer online quotes and credit card payments;

(iii) offer competitive prices by developing relationships with a large number of transportation providers so that we can determine the most cost effective shipping options available to our customers;

(iv) develop incentives for repeat customers such as discount coupons; and

(v) develop incentives for shippers who provide us with preferential rates

Employees

We only have three employees consisting of our Chief Executive Officer, Andriy Korobkin, who works full time on our business, our Chief Financial Officer, Victoria Korobkin, who is also our Chief Executive Officer’s wife, who devotes 24 hours per week to our business and our secretary and treasurer, Lidiya Tregub who devotes approximately 40 hours per week to our business.

Item 1A Risk Factors

You should carefully consider the risks described below as well as other information provided to you in this document; including information in the section of this document entitled “Note Regarding Forward Looking Statements” on page 21of the Report on Form 10-K. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected and the value of our common stock, if quoted, could decline, or you may lose part or all of your investment.

Risks Related to Our Financial Condition and Business Model

We are an early stage trucking company with little or no historical performance for you to base an investment decision upon, and we may never become profitable.

We were recently formed and began our operations only in September 2010. During the year ending March 31, 2012, we had revenues of $273,775. Accordingly, we have little if any valuable historical performance upon which you may evaluate our prospects for achieving our business objectives and becoming profitable in light of the risks, difficulties and uncertainties frequently encountered by development stage companies such as us. Accordingly, before investing in our common stock, you should consider the challenges, expenses and difficulties that we will face as an early stage trucking company, and whether we will ever become profitable.

Because we will be operating our trucking business on a fee basis through transportation providers that have transportation equipment, we will be foregoing revenue that we could have otherwise received.

We do not operate our own trucks from which we would otherwise receive more revenues from each individual contract. As a company that uses owner operated vehicles and third party ground carriers, our revenue is derived solely from fees we receive based on our locating/contracting with a transportation provider to directly provide transportation services. Accordingly, because our revenue source is limited to those fees, but lacks revenues from direct use of trucks and trailers, which we do not have, we may be unsuccessful in generating sufficient revenue to compete in the transportation business or to become profitable.

If we are unable to generate sufficient revenues for our operating expenses we will need financing, which we may be unable to obtain; should we fail to obtain sufficient financing, our potential revenues will be negatively impacted.

Because we have limited revenues and lack historical financial data, including revenue data, our future revenues are unpredictable. Our operating expenses are approximately $5,667 per month or $68,000 annually. We will require $1,500 per month or $18,000 over the next twelve months to meet our existing operational costs, which consist of phone, Internet, web hosting and fees paid to cargo carrier websites, $8,000 for advertising and $42,000 to comply with the costs of being an SEC reporting company. As of March 31, 2012, we had only $17,545 of cash and cash equivalents for our operational needs. If we fail to generate sufficient revenues to meet our monthly operating costs of $5,667. Until we generate material operating revenues, we require additional debt or equity funding to continue our operations. We intend to raise additional funds from an offering of our stock in the future; however, this offering may never occur, or if it occurs, we may be unable to raise the required funding. Should we have inadequate funds to conduct our operations, our Chief Executive Officer has indicated that he will provide loans to us, although there is no agreement obligating him to do so. We do not have any plans or specific agreements for new sources of funding and we have no agreements for financing in place.

Expenses required to operate as a public company will reduce funds available to develop our business and could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition.

Operating as a public company is more expensive than operating as a private company, including additional funds required to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be more costly than planned. We may also be required to hire additional staff to comply with additional SEC reporting requirements. We anticipate that these costs will be approximately $ 42,000 per year. Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the OTC Bulletin Board, or if we have secured a qualification, we may lose the qualification and our securities would no longer trade on the OTC Bulletin Board. Further, if we fail to meet these obligations and consequently fail to satisfy our SEC reporting obligations, investors will then own stock in a company that does not provide the disclosure available in quarterly, annual reports and other required SEC reports that would be otherwise publicly available leading to increased difficulty in selling their stock due to our becoming a non-reporting issuer.

Our revenues are highly concentrated in two customers and two transportation providers, which account for 100% of our revenues; our revenues could be reduced if any of these customers reduce their orders from us or they cease using our services.

We currently have only 3 customers who use our services to ship their cargo and 2 transportation providers, which account for 100% of our revenues. Should and one or more of our customers decrease their orders to us or cease to use our services, our revenues and results of operations will be negatively affected.

We may issue additional shares of our common stock to raise capital that will cause dilution to our existing shareholders.

The most likely source of additional capital to conduct our business will be through the sale of our common stock. Any sales of our common stock will result in dilution to our existing shareholders. As a result, our net income per share, if any, could decrease in future periods, and the market price of our common stock could decline. Further, the perceived risk of dilution may cause our stockholders to sell their shares, which would contribute to a reduction in the selling price of our common stock.

Events beyond our control may negatively affect our potential revenues and profitability.

Our operations are directly related to economic events that may negatively affect our operations, revenues and gross margins, including:

•	Increases in the price of gasoline;
•	Increases in gasoline taxes on gasoline;
•	Increases in transportation related taxes;

•	Transportation strikes;
•	Increases in costs of customers and/or our transportation providers, who would normally use our services, but chose to perform the services we would otherwise provide themselves as cost saving measures;

•	Transportation strikes;
•	If federal or state regulators impose regulations that require lower emissions in trucks, the costs associated with the new emission standards for truck operators will materially increase, the increased costs of which we will also assume in our business.

Should any one or a combination of these events occur, our potential revenues and profitability may be negatively affected.

The failure of our third party truck operators to comply with government regulations may negatively affect our operations.

The transportation providers that we rely upon to transport our customers’ shipments are subject to federal, state and local laws and regulation, including environmental regulation, laws regulating health, product safety and labor practices and additional government regulation that may be enacted in the future. These regulations may negatively impact our ability to develop and market our product and may increase our costs and pricing as well as that of our transportation providers, which would have a direct impact on our potential profitability.

We are dependent upon the availability and performance of third party truck operators.

We rely upon the availability and performance of third party truck operators to affect transport of shipments. Should we be unable to locate available truck operators or if they are unreliable and do not provide their services in a satisfactory manner, our brand name reputation and revenues will be negatively affected and/or we may be forced to cease operations.

We will encounter competition from other trucking companies and intermediaries that may prevent us from becoming profitable.

Our competitors consist of other truck intermediary companies, self-owned operator vehicle companies, freight forwarders and nationwide, regional and local trucking companies. Our competitors have greater financial, technical and marketing resources than we do, as well as greater brand name recognition. Should we fail to effectively compete and differentiate ourselves from competitors by developing new business ideas and strategies that will differentiate us from our competition, we will not compete effectively, and our market share, revenues, and growth prospects may be adversely affected and we may be forced to reduce prices and/or limit price increases, which may result in materially reduced margins, net income or market share.

Risks Related to Our Management

Our management has voting control of our common stock and our shareholders will have limited or no input on any management decisions.

We are controlled by our Chief Executive Officer and Director Andriy Korobkin and his spouse, Viktoriya Korobkin, who is our Chief Financial Officer and Director. Collectively, Andriy and Victoriya Korobkin control more than 70% of our voting stock and control our board of directors. Further, as our officers, they will manage our day-to-day operations. Even if matters are submitted to a shareholder vote, they will be able to control the outcome of that vote. Therefore, as a minority shareholder, you will have no or limited say in our management. Unless you are willing to entrust all aspects of our business and operations to Andriy and Viktoriya Korobkin, you should not invest in our shares of common stock

Should we lose the services of our key executives, our financial condition and proposed expansion may be negatively impacted.

We depend upon the services of our key executives, Andriy Korobkin, our Chief Executive Officer, Viktoriya Korobkin, our Chief Financial Officer and Lidiya Tregub, our Secretary and Treasurer. We do not have employment contracts with any member of our management and we do not maintain key man life insurance on any of our key executives. Should we lose either or any member of our management’s services and we are unable to replace their services with equally competent and experienced personnel, our operational goals and strategies may be adversely affected, which will negatively affect our potential revenues.

Our management has no experience in managing day-to-day public company; as a result, we may incur additional management related expenses pertaining to SEC reporting obligations and SEC compliance matters.

Our Chief Executive Officer, Andriy Korobkin and Chief Financial Officer, Viktoriya Korobkin are responsible for managing us, including compliance with SEC reporting obligations and maintaining disclosure controls and procedures and internal control over financial reporting. These public reporting requirements and controls are new to management and will require us to obtain outside assistance from legal, accounting or other professionals that will increase our costs of doing business. Should we fail to comply with SEC reporting and internal controls and procedures and to otherwise comply with other securities law provisions, our costs will increase and negatively affect our results of operations, cash flow and financial condition. Should we fail to comply with SEC reporting and internal controls and procedures, we may be subject to securities laws violations that may result in additional compliance costs or costs associated with SEC judgments or fines, both of which will increase our costs and negatively affect our potential profitability and our ability to conduct our business.

Because we do not have an audit or compensation committee, shareholders will have to rely on the entire board of directors, no members of which are independent, to perform these functions.

We do not have an audit or compensation committee, or an audit or compensation committee or board of directors as a whole that is composed of independent directors These functions are performed by the board of directors as a whole. Because no members of the board of directors are independent directors, there is a potential conflict between their or our interests and our shareholders’ interests since board members who are also part of management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

Although our executive officers receive no compensation currently, we plan to pay them salaries in the future under specified conditions.

Andriy Korobkin, our Chief Executive Officer, Viktoriya Korobkin, our Chief Financial Officer and Lidiya Tregub, our Secretary and Treasurer currently receive no compensation. We have no written employment agreements with Andriy Korobkin, Viktoriya Korobkin, or Lidiya Tregub; however, they have orally agreed if funds are available to take salaries of $60,000, $40,000 and $30,000, respectively if and only if we achieve significant profitable operations for a period of at least 6 consecutive months of at least $150,000 per year on an annualized basis, and then only if they exercise of their fiduciary duty to stockholders.

Because our management consists of family relationships, there may be conflicts of interests that may not be resolved in our favor.

All of our officers and directors are related to one another. Their family relationships in the conduct of our business may come into conflict with our interests and those of our minority stockholders. You should carefully consider these potential conflicts of interest before deciding whether to invest in our common stock shares. We have not yet adopted a policy for resolving these conflicts of interests. Our directors’ and officers’ potential conflicts of interest as of the date of this Report on Form 10-K as a result of their family relationships are:

•	Our Chief Executive Officer, Andriy Korobkin is the spouse of our Chief Financial Officer, Viktoriya Korobkin; and

•	Our secretary and treasurer, Lidiya Tregub is the mother of Viktoriya Korobkin.

Additionally, our officers are not obligated to commit their full time and attention to our business; accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. While our Chief Executive Officer, Andriy Korobkin and our secretary and treasurer, Lidya Tregub, devote full time attention to our business, they are not contractually required to devote full time services to us and may be unable or unwilling to do so in the future. In the future, our officers may engage in other business activities, investments and business opportunities that may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining which entity, including us that a particular business opportunity should be presented to. They may also in the future become affiliated with entities engaged in business activities similar to those we intend to conduct.

Our Chief Financial Officer devotes limited time to our business, which may negatively impact upon our plan of operations, implementation of our business plan and our potential profitability.

Viktoriyz Korobkin, our Chief Financial Officer is employed elsewhere and currently devotes only 24 hours to our business. Our Chief Executive Officer and Secretary/Treasurer devote full time to our business; however, they are under no contractual obligation to do so and in the future our currently full time officers and directors may spend limited time on our business. The limited amount of time our management devotes to our business activities in the future may be inadequate to implement our plan of operations and develop a profitable business.

Risks Related to this Offering

There is not market for our common stock shares which are an illiquid investment.

There is presently no market for the common stock shares, and we cannot be certain that a public market will become available, or that there will be sufficient liquidity to allow for their sale or transferability within the near future, or at all.

Sales of our common stock under Rule 144 could reduce the price of our stock.

3,318,000 shares of our outstanding common shares held by non-affiliates and 9,010,000 held by affiliates are currently eligible for resale under Rule 144. In general, persons holding restricted securities, including affiliates, must hold their shares for a period of at least six months. Affiliates may not sell more than one percent of the total issued and outstanding shares in any 90-day period, and must resell the shares in an unsolicited brokerage transaction at the market price. The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

Because we do not expect to pay dividends for the foreseeable future, investors seeking cash dividends should not purchase our common stock.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. Our payment of any future dividends will be at the sole discretion of our Board of Directors after considering whether we have generated sufficient revenues, our financial condition, operating results, cash needs, growth plans and other factors. Accordingly, investors that are seeking cash dividends should not purchase our common stock.

As an issuer of “penny stock” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although the federal securities law provides a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

We will be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock”. We will become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers. Rule 15g-9 defines an “established customer” as any person for whom the broker or dealer or a clearing broker acting on behalf of such broker or dealer carries an account, and who in such account: (i) has effected a securities transaction, or made a deposit of funds or securities, more than one year previously or (ii) has made three purchases of penny stocks that occurred on separate days and involved different issuers. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

Our common stock will not initially qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

We are subject to the Florida anti-takeover provisions, which may prevent you from exercising a vote on business combinations, mergers or otherwise.

As a Florida corporation, we are subject to certain anti-takeover provisions that apply to public corporations under Florida law. Pursuant to Section 607.0901 of the Florida Business Corporation Act, or the Florida Act, a publicly held Florida corporation may not engage in a broad range of business combinations or other extraordinary corporate transactions with an interested shareholder without the approval of the holders of two-thirds of the voting shares of the corporation (excluding shares held by the interested shareholder), unless the:

•	transaction is approved by a majority of disinterested directors before the shareholder becomes an interested shareholder;
•	interested shareholder has owned at least 80% of the corporation’s outstanding voting shares for at least five years preceding the announcement date of any such business combination;
•	interested shareholder is the beneficial owner of at least 90% of the outstanding voting shares of the corporation, exclusive of shares acquired directly from the corporation in a transaction not approved by a majority of the disinterested directors; or
•	consideration paid to the holders of the corporation’s voting stock is at least equal to certain fair price criteria.

An interested shareholder is defined as a person who together with affiliates and associates beneficially owns more than 10% of a corporation’s outstanding voting shares. We have not made an election in our amended Articles of Incorporation to opt out of Section 607.0901.

In addition, we are subject to Section 607.0902 of the Florida Act which prohibits the voting of shares in a publicly held Florida corporation that are acquired in a control share acquisition unless (i) our board of directors approved such acquisition prior to its consummation or (ii) after such acquisition, in lieu of prior approval by our board of directors, the holders of a majority of the corporation’s voting shares, exclusive of shares owned by officers of the corporation, employee directors or the acquiring party, approve the granting of voting rights as to the shares acquired in the control share acquisition. A control share acquisition is defined as an acquisition that immediately thereafter entitles the acquiring party to 20% or more of the total voting power in an election of directors.

Note Regarding Forward-Looking Statements

We have made statements in this Report on Form 10-K, including under “Report on Form 10-K Summary,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Description of Business” and elsewhere that constitute forward-looking statements. Forward-looking statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “we believe,” “we intend,” “may,” “should,” “will,” “could” and similar expressions denoting uncertainty or an action that may, will or is expected to occur in the future. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements.

Examples of forward-looking statements include:

•	the timing of the development of future services ;
•	projections of revenue, earnings, capital structure and other financial items;
•	statements of our plans and objectives;
•	statements regarding the capabilities of our business operations;

•	statements of expected future economic performance;
•	statements regarding competition in our market; and
•	assumptions underlying statements regarding our business or us.

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under the heading “Risk Factors” above. Many factors could cause our actual results to differ materially from the forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and, except as required by law; we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. However, the Private Securities Litigation Reform Act of 19 95 is unavailable to us as a non-reporting issuer. Further, Section 27A(b)(2)(D) of the Securities Act and Section 21E(b)(2)(D) of the Securities Exchange Act expressly state that the safe harbor for forward looking statements does not apply to statements made in connection with an initial public offering. Because we are a penny stock we will not have the benefit of this safe harbor protection in the event of any claim that the disclosures provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

Item 1B Unresolved Staff Comments

None

Item 2 Properties

Our business address is 6029 Paseo Acampo Carlsbad, California 92009. We believe that this space is adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities, or other forms of property.

Item 3 Legal Proceedings

There are no pending legal proceedings to which we are a party or in which any of our Directors, officers or affiliates, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us. Our property is not the subject of any pending legal proceedings.

Item 4 Submissions Of Matters To A Vote Of Security Holders

We did not submit any matters to our stockholders for action or approval during the last quarter of our fiscal year.

PART II

Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been eligible to be traded on the Over-The-Counter Bulletin Board since October 7, 2011, under the ticker symbol DLPM .. There has been no active trading in the Company's securities. The following table sets forth the range of high and low bid quotations for our Common Stock for the periods indicated from sources we deem reliable.

First Quarter	(Ended March 31, 2012)	0.25	0.25
Fourth Quarter	(Ended December 31, 2011)	0.00	0.00
Third Quarter	(Ended September 30, 2011)	0.00	0.00
Second Quarter	(Ended June 30, 2011)	0.00	0.00
First Quarter	(Ended March 31, 2011)	0.00	0.00
Fourth Quarter	(Ended December 31, 2010)	0.00	0.00
Third Quarter	(Ended September 30, 2010)	0.00	0.00
Second Quarter	(Ended June 30, 2010)	0.00	0.00

The foregoing quotations reflect inter-dealer prices without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

Holders

As of the date of this report on Form 10K, there were 12,328,000 common shares issued and outstanding, which were held by 55 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Equity Compensation Plans

We do not have any equity compensation plans.

Transfer Agent.

Our transfer agent is Globex Transfer, LLC, 1607 Trinidad Avenue, Deltona, Florida 32725-5555, which is a registered transfer agent with the Securities and Exchange Commission

DTC Eligibility

Our stock is DTC eligible.

Recent Sales of Unregistered Securities

On October 15, 2011, we issued 100,000 shares of our restricted common shares to Hamilton & Associates Law Group in exchange for services rendered to us.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

No Applicable.

Item 6 Selected Financial Data.

A smaller reporting company is not required to provide the information required by this Item 6.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section of this Report discusses our results of operations, liquidity and financial condition, and certain factors that may affect our future results. You should read this MD&A in conjunction with our financial statements and accompanying notes included in this Report. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Risk Factors” on elsewhere in this Report.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Exchange Act Rule 15d–15(f) “as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.” Because of inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

You should read the following information in conjunction with our financial statements and related notes contained elsewhere in this report. You should consider the risks and difficulties frequently encountered by early-stage companies, particularly those engaged in new and rapidly evolving markets and technologies. Our limited operating history provides only a limited historical basis to assess the impact that critical accounting policies may have on our business and our financial performance.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Results of Operations

The following table presents and compares the results of our operations for the period from Inception to March 31, 2011 and years ended March 31, 2012

	Period from Inception to Year Ended March 31, 2011	Period for the Year Ended March 31, 2012

Commissions revenue	2,730	273,775

Operating expenses:
Compensation expense	30,800	220,472
Professional fees	11,100	27,467
General and administrative	0	25,329
Total operating expenses	41,900	273,268

Net income (loss) from operations before income taxes	507	(39,170)
Issuance of Stock for Services	30,900	100
Income tax
Net income (loss)	607	(8,270)
Weights average of shares outstanding	11,228,000	11,328,000

Seasonality

Typically, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather, creating more equipment repairs. For the reasons stated, our fiscal fourth quarter results have has been lower than results in each of the other three quarters of the fiscal year

Revenues

From the year ending March 31, 2012 we generated revenues of $273,775, compared to $2,730 for the year ending March 31, 2011.

Operating Expenses

Our total operating expenses increased to 273,268 for the fiscal year ended March 31, 2012

These changes include:

Increase Compensation expense, General and administrative expense and Professional fees.

Our large expenses, for example is the Compensation expense and Professional expense.

We attempted to reduce operating expenses during fiscal year, but significant expenses related to noncash compensation resulted in increased overall expenses and operating losses. We believe a reduction in these noncash expenses and the results of the results of cost reduction efforts will be reflected in the future. However it is possible for us to reduce the professional expenses because we have complete registration and preparatory stages.

The Professional expenses were primarily the result of fees for consulting, legal and professional accounting associated with fulfilling the Company’s SEC reporting requirements.

Results of Operations

As of March 31, 2011, and 2012, the Company had $ 16,938 and $17,545 in cash, respectively. We believe that such funds will not be sufficient to effectuate our plans with respect the Company’s business over the next twelve months. We will need to seek additional capital for the purpose of financing our marketing efforts.

Net profit

During the fiscal years ended March 31, 2012, the net profit was $607, compared to a loss of $8,270 for the year ending March 31, 2011.

There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Lack of Insurance

The Company currently has no insurance in force for its office facilities and operations and it cannot be certain that it can cover the risks associated with such lack of insurance or that it will be able to obtain and/or maintain insurance to cover these risks at economically feasible premiums.

Going Concern Consideration

While management of the Company believes that the Company will be successful in its planned operating activities, there can be no assurance that the Company will be successful in the development this business or services that will generate sufficient revenues to earn a profit and sustain the operations of the Company.The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating expense since inception, had small working capital as of March 31, 2012 and the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Recently issued accounting pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. The Company has adopted all recently issued accounting pronouncements, as disclosed in our financial statement footnotes.

Item 7A Quantitative and Qualitative Disclosures about Market Risk.

A smaller reporting company is not required to provide the information required by this item.

Item 8 Financial Statements

TABLE OF CONTENTS

PAGE
Report of Registered Independent Auditor	F2
Financial Statements:
Balance Sheets at March 31, 2011 and March 31, 2012	F3
Statements of Operations for the year ended March 31, 2012 and for the Period from September 27, 2010 (Inception) to March 31, 2012	F4
Statements of Stockholders’ Equity from September 27, 2010 (Inception) to March 31, 2012	F5
Statements of Cash Flows for the year ended March 31, 2012 and for the Period from September 27, 2010 (Inception) to March 31, 2011	F6
Notes to Financial Statements	F7

Report of Independent Registered Public Accounting Firm

Thomas A. Ralston

Certified Public Accountant

41874 Sixth Street

Temecula, California 92590

Phone: 951-296-9030

Fax: 951-296-9033

Email: tomralstoncpa@yahoo.com

INDEPENDENT AUDITOR’S REPORT

Board of Directors

Development Capital Group, Inc.

We have audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Development Capital Group as of March 31, 2012 and the related statements of income, retained earnings, and cash flows for the year ended March 31, 2012; and in our report dated April 30, 2012, we expressed an unqualified opinion on those financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Development Capital Group as of March 31,2012 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Thomas A. Ralston, CPA

April 30, 2012

F2

DEVELOPMENT CAPITAL GROUP, INC. (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AT MARCH 31, 2011 AND MARCH 31, 2012	March 31,	March 31,
	2011	2012
ASSETS
Current assets:
Cash and cash equivalents	$16,938	$17,545
Deposits	$-	$-
Total assets	$16,938	$17,545
LIABILITIES AND STOCKHOLDERS' EQUITY
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value; 490,000,000 shares authorized; 11,328,000 shares issued and outstanding	$11,228	$11,328
Additional paid in capital	$44,880	$44,880
Deficit accumulated during the development stage	$(39,170)	$(38,663)
Total stockholders' equity	$16,938	$17,545
Total liabilities and stockholders' equity	$16,938	$17,545

F3

DEVELOPMENT CAPITAL GROUP, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED MARCH 31, 2012 AND
FOR THE PERIOD FROM SEPTEMBER 27, 2010 (INCEPTION) TO MARCH 31, 2012

	Period for the Year Ended March 31, 2012	Period from September 27, 20120 (Inception) to March 31, 2012

Commissions revenue	273,775	276,505
Operating expenses
Compensation expense	220,472	251,272
Professional fees	27,467	38,567
General and administrative	25,329	25,329
Total operating expenses	273,268	315,168
Net income from operations before income taxes	507	(38,663)
Issuance of Stock for Service	100	31,000
Income tax	-	-
Net income (loss)	607	(7,663)
Gain per common share	0.0001	0.0007
Weights average of shares outstanding	11,328,000	11,328,000

F4

DEVELOPMENT CAPITAL GROUP, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
FROM SEPTEMBER 27, 2010 (INCEPTION) TO MARCH 31,2012

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, September 27, 2010 (Inception)	-	$-	$-	$-	$-

Sale of common stock	10,208,000	10,208	10,000	-	20,208

Share-based compensation	-	-	30,800	-	30,800

Issuance of common stock for services	1,020,000	1,020	4,080	-	5,100

Net loss	-	-	-	(39,170)	(39,170)

Balance, March 31, 2011	11,228,000	11,228	44,880	(39,170)	16,938

Share-based compensation	100,000	100	-		100

Net income	-	-	-	-	-

Balance, March 31, 2012	11,328,000	11,328	44,880	(38,663)	17,545

F5

DEVELOPMENT CAPITAL GROUP, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOW
FOR THE Year ENDED March 31,2012
AND FOR THE PERIOD FROM SEPTEMBER 27, 2010 (INCEPTION) TO March 31,2011

		Period from September 27, 2010 (Inception) to March 31, 2011
	Twelve Months Ended March 31, 2012

Cash flows from operating activities:
Net income (loss)	$ 507	$ (39,170)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities
Issuance of stock for services	100	5,100
Share-based compensation	-	30,800
Increase in deposits	-	-
Net cash provided by operating activities	607	(3,270)

Cash flows from investing activities:	-	-
Cash flows from financing activities:
Proceeds from sale of common stock	-	20,208
Net cash provided by financing activities	-	20,208

Net increase in cash and cash equivalents	607	16,938

Cash and cash equivalents, beginning of period	16,938	-

Cash and cash equivalents, end of period	$ 17,545	$ 16,938

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

	$ (0)	$ (0)

F6

DEVELOPMENT CAPITAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

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

As a development-stage enterprise, the Company had limited operating revenues through March 31, 2012. Recorded revenues were generated from commissions earned through contracted freight services. The Company is currently devoting substantially all of its present efforts to securing and establishing a new business.

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

Revenues

Revenues from inception to March 31, 2012 $276,505

F7

DEVELOPMENT CAPITAL GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents approximate their fair values due to their short-term nature.

NOTE 4 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at a financial institution in Florida. The balance, at any given time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000 per institution. The Company’s cash balances at March 31, 2012 were within FDIC insured limits.

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

NOTE 6 – STOCKHOLDERS’ EQUITY

From the Company’s inception on September 27, 2010 through March 31, 2012, the Company has issued 11,328,000 shares of common stock with a $0.001 par value, inclusive of 8,000,000 shares issued to the Company founders and 1,120,000 shares issued to third parties for services. The financial statements include a non-cash compensation charge of $30,800, representing the difference between the market price of the shares and the price paid by the founders.

F8

Item 9 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Effective October 24, 2011, Development Capital Group, Inc., (the “Company”) notified its principal independent auditor, Daszkal Bolton, LLP of Boca Raton Florida (the “Former Accountant”) of its decision to change principal independent auditors.

In the Former Accountant’s principal accountant’s report on the Company’s financial statements for its first fiscal year ending March 31, 2011, no adverse opinion or disclaimer of opinion was issued and no opinion of the Former Accountant was modified as to audit scope or accounting principles. Our Former Accountant’s report on the Company’s financial statements for the year ended March 31, 2011, as reported in the registrant’s Form S-1 Registration Statement declared effective by the Securities and Exchange Commission on September 2, 2011, contained a paragraph concerning uncertainty as to the Company’s ability to continue as a going concern. The financial statements did not include any adjustments that might have resulted from the outcome of this uncertainty.

The change in auditor was recommended and approved by the registrant’s board of directors. Since the Company’s inception on September 22, 2010, through its most recent fiscal year ended March 31, 2011, and subsequent interim periods preceding this change of independent auditors, the Company is not aware of any disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

During the Company’s first fiscal year ending March 31, 2011, and subsequent interim periods preceding the dismissal of the Former Accountant, the Company was not advised by the Former Accountant of any of the “reportable events” described in Item 304(a)(1)(v) of Regulation S-K.

On October 21, 2011, the Company engaged the firm of Thomas Ralston, Certified Public Accountant of Temecula California (the “New Accountant”), as its new independent registered public accounting firm. From inception through the Company’s first fiscal years and subsequent interim periods preceding the appointment of the New Accountant, the Company has not consulted with the New Accountant regarding any matter.

Item 9A Controls and Procedures

As of March 31, 2012, our principal executive and our acting principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, and determined that we do not have any effective disclosure controls and procedures. Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”

Changes in Internal Controls

During the year ended March 31, 2012, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9A (T) Controls and Procedures.

See Item 9A

Item 9B Other Information.

We believe we have filed reports on Form 8-K during the fiscal year providing all information required to be reported on Form 8-K which occurred during that period.

None

PART III

Item 10 Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding the members of our Board of Directors and our executive officers:

Name	Age	Positions and Offices Held
Andriy Korobkin (9 /27/10 to present )	41	President, Chief Executive Officer, and Director
Viktoriya Korobkina (09/27/10 to present) Lidiya Tregub (09/27/10 to present)	40 62	Chief Financial Officer and Director Secretary, Treasurer

Our Directors hold office until the next meeting of our shareholders or until there are successors duly elected and qualified. Set forth below is a summary description of the principal occupation and business experience of each of our Directors and executive officers for at least the last five years.

Andriy Korobkin

Andriy Korobkin has been our Chief Executive Officer/Director since our inception. From May 2005 to September 2007 he was a Director and Sole Owner of Action Development Logistics, Inc., a California corporation that operated as a moving company in Carlsbad, California. From December 2007 to December 2010, Andriy Korobkin was the Chief Executive Officer/Director of Development Capital Group, a Nevada Corporation located in Carson City, Nevada, which operated as a trucking company. In 1997, he received a Finance Degree with a specialization in banking from the Moscow University of Finance.

Andriy Korobkin’s experience as a Director/Sole Owner of Action Development Logistics, Inc. and his experience in the transportation industry provide the experience, qualifications, attributes and skills that we believe qualifies him to be our Director.

Viktoriya Korobkin

Viktoriya Korobkin has been our Chief Financial Officer since our inception. Since December 2003, she has been employed as an accountant with Valley View Casino in Valley Center, California, but has no ownership interest or management involvement in the Valley View Casino. From 2005 until January 1, 2011, she was employed as a finance accountant adviser with Action Development Logistics, a moving company located in Carlsbad, California. Since our inception on September 17, 2010, she has been our Director. In 2003, Ms. Korobkin received a Master’s Degree in Finance from the European University of Finance located in the city of Kiev, Ukraine.

Viktoriya Korobkin’s experience as a finance accountant adviser and accountant and her Master’s Degree in Finance provides the experience, qualifications, attributes and skills that we believe qualifies her to be our CFO.

Lidiya Tregub

Lidiya Trigub has been our secretary/treasurer since our inception. From 1980 to 2006 Ms. Tregub worked as a human resource representative for the Ukrainian Tube Manufactory, located in Nikopol, Ukraine. From 2006 until September 19, 2010, she was unemployed. Ms. Tregub received a Master’s Degree in 1979 from the Institute of Psychology in the city of Donetsk, Ukraine.

Lidiya Tregub's experience in human resources provides the experience; qualifications, attributes and skills that we believe qualify her to be our Secretary, Treasurer.

Family Relationships and Other Matters

Our Chief Executive Officer and Director, Andriy Korobkin, and Our Chief Financial Officer and Director, Viktoriya Korobkin are married to one another. Lidiya Tregub, our Secretary, Treasurer is the mother of Viktoriya Korobkin.

Each Director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until the successor is elected at the meeting of the Board of Directors and is qualified.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities;
•	Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
•	Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity;
•	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity; and
•	Having any administrative proceeding threatened against them related to their involvement in any type of business, securities, or banking activity.

Corporate Governance and Board Committees

Our Board of Directors has not established an audit, executive or director compensation committee, nominating or governance committees as standing committees or other board committee performing equivalent functions. Our Board of Directors does not have an executive committee or committees performing similar functions. The three members of our Board of Directors will participate in discussions concerning the matters that are performed by these committees.

No Director Independence

We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent. Our Board of Directors has determined that no members of the Board are “independent” under the definition set forth in the listing standards of the NASDAQ Stock Market, Inc., which is the definition that our Board of Directors has chosen to use for the purposes of the determining independence, as the OTC Bulletin Board does not provide such a definition. Therefore, none of our current Board members are independent.

Other Directorships

None of our directors are officers and directors of other Securities and Exchange Commission reporting companies.

Conflicts of Interest

Our directors are not obligated to commit their full time and attention to our business; accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. Our Chief Executive Officer, Andriy Korobkin and our secretary and treasurer, Lidya Tregub, devote full time attention to our business even though they presently do not receive compensation for their services. They are not contractually required to devote full time services to us and may not do so in the future. In the future, they may engage in other business activities, investments and business opportunities that may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities, engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation’s line of business; and
•	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

Code of Ethics

We plan to adopt a Code of Ethics at the latest in the future prior to our stock being listed on an exchange that requires us to have a formal Code of Ethics.

Item 11 Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Chief Executive Officer, our two most highly compensated executive officers who occupied such position at the end of our latest fiscal year, and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us for the fiscal year ended March 31, 2012.

Name	Title	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation	All Other Compensation	Total
Andriy (1) Korobkin	Chief Executive Officer and Director	2010	0	0	0	0	0	0	15,400	15,400
Viktoriya (1)Korobkin	Chief Financial Officer and Director	2010	0	0	0	0	0	0	15,400	15,400
Lidiya (2) Tregub	Secretary, Treasurer, and Director	2010	0	0	0	0	0	0	0	0

(1)
On September 27, 2010, we issued 4,000,000 shares of our common stock to Andriy Korobkin and 4,000,000 shares to Viktoriya Korobkin in exchange for payment in the amount of $4,600 each or an aggregate of $9,200. The difference between the fair value of the shares purchased ($0.005 per share) and the amount paid for the shares ($0.00115 per share) have been recorded as compensation expense in the amount of $15,400 each.
(2)	On October 2, 2010, we issued 20,000 shares of our common stock to Lidiya Tregub in exchange for a payment in the amount of $100 or an aggregate of $100.

Employment Agreements

We have no employment agreements with any of our officers and directors.

Option Grants

We did not grant any options or stock appreciation rights to our named executive officers or directors from our inception to the date of this Report on Form 10-K. As of the date of this report , we did not have any stock option plans.

Compensation of Directors

Our directors did not receive any compensation for their services as directors from our inception to the date of this report. We have no formal plan for compensating our directors for their services in the future in their capacity as directors.

Pension, Retirement or Similar Benefit Plans

There are no agreements, arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans in which cash or non-cash compensation is or may be paid to our directors or executive officers.

Compensation Committee

We do not currently have a compensation committee of the Board of Directors or a committee performing similar functions. The Board of Directors as a whole participates in the consideration of executive officer and director compensation.

Board of Directors

Director Compensation

Name	Year ended	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Andriy Korobkin Chief Executive Officer, Director	2010	0	0	0	0	0	0	0
Viktoriya Korobkin Chief Financial Officer, Director	2010	0	0	0	0	0	0	0
Lidiya Tregub Secretary, Treasurer, Director	2010	0	0	0	0	0	0	0

Our directors have not received any direct compensation as reflected above.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding voting securities, our directors, our executive officers, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

Title of class	Co-Founders:	Amount Beneficial Ownership	Direct Ownership		Indirect Ownership		Percent of class
COMMON	Andriy Korobkin (2) Chief Executive Officer, Director, & Founder	8,000,000	4,000,000	(2)	4,000,000	(2)	71%

COMMON	Viktoriya Korobkin (2) (3) Chief Financial Officer, Director & Founder	8,000,000	4,000,000	(2)	4,000,000	(2)	71%

COMMON	Lidiya Tregub (3) Secretary, Treasurer, Director & Founder	20,000	20,000		0		<1%

TOTAL		8,020,000	8,020,	000	8,000,000		71%

(1)	This table is based upon information derived from our stock records. Applicable percentages are based upon 12,328,000 shares of common stock outstanding as of the date of this Report on Form 10-K.
(2)	Andriy and Viktoriya Korobkin each own 4,000,000 shares of our common stock and are husband and wife; cumulatively, they both own 8,000,000 shares as joint tenants in common.
(3)	Lidiya Tregub is the mother of Viktoriya Korobkin.

Item 13 Certain Relationships and Related Transactions, and Director Independence

During the fiscal year, we did not enter into any transactions with our directors and persons who own more than five percent of our common stock, or with their relatives and entities they control.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Item 14 Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by our auditors Daskal Bolton LLP and Thomas Ralston, Certified Public Accountant for professional services rendered for the audit of our financial statements for fiscal year ended March 31, 2012 and review of our interim financial statements for the first, second and third quarters of 2011 was approximately $12,000. The audit for fiscal year ended March 31, 2012 was performed by Thomas Ralston, CPA and the amount charged for professional fees by Thomas Ralston, CPA was $ 2,000.

Audit-Related Fees

During the fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

Tax Fees

There was no tax preparation fees billed for the fiscal year end March 31, 2011 or 2012.

All Other Fees

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

The Board Of Directors Pre-Approval Policies

As of March 31, 2012, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

The board approved all fees described above.

The pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended March 31, 2011	For Fiscal Year Ended March 31, 2012
Audit Fees (see above)	$5,000	$10,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All other Fees	$0	$0

PART IV Exhibits and Financial Statement Schedules

Exhibits Exhibit Number	Description
3.1	Articles of Incorporation*
3.2	Bylaws(1)*
5.1	Legal Opinion of Hamilton & Associates Law Group, P.A.**
10.1	Form of Subscription Agreement **
10.2	Agreement with Landtrop Express*
10.2.1 10.3	Additional agreement with Landtrop Express as a complement to the main contract Agreement with Argo Transportation*
10.4	Agreement with Pacific West Trading**
10.4.1 10.5	Additional agreement with Pacific West Trading as a complement to the main contract Agreement with Safe Cargo*
10.5.1 10.6	Additional agreement with Safe Cargo as a complement to the main contract Shipper Agreement*
10.7	Transportation Provider-Carrier Agreement*
10.8	Agreement with Arcadia International **
10.8.1 23.1	Additional agreement with Arcadia International as a complement to the main contract Consent of Tomas A. Ralston CPA
23.2	Consent of Hamilton & Associates Law Group, P A (included in Exhibit 5.1)

* Previously filed with our S-1 filed with the Securities and Exchange Commission on May 16, 2011.

** Previously filed with our S-1 filed with the Securities and Exchange Commission on June 29, 2011.

All other Exhibits called for by Rule 601 of Regulation S-1 or SK are not applicable to this filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Development Capital Group, Inc.
Dated: June 27, 2012
By:
Andriy Korobkin, President, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Development Capital Group, Inc.
Dated: June 27, 2012
By:
Andriy Korobkin, President, CEO