Form 10-K/A
period 2012-03-31
Development Capital Group, Inc.
filed 2012-07-09
CIK 1517992

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

The board approved all fees described above.

The pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended March 31, 2011	For Fiscal Year Ended March 31, 2012
Audit Fees (see above)	$5,000	$10,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All other Fees	$0	$0

PART IV Exhibits and Financial Statement Schedules

Exhibits Exhibit Number	Description
3.1	Articles of Incorporation*
3.2	Bylaws(1)*
5.1	Legal Opinion of Hamilton & Associates Law Group, P.A.**
10.1	Form of Subscription Agreement **
10.2	Agreement with Landtrop Express*
10.2.1 10.3	Additional agreement with Landtrop Express as a complement to the main contract Agreement with Argo Transportation*
10.4	Agreement with Pacific West Trading**
10.4.1 10.5	Additional agreement with Pacific West Trading as a complement to the main contract Agreement with Safe Cargo*
10.5.1 10.6	Additional agreement with Safe Cargo as a complement to the main contract Shipper Agreement*
10.7	Transportation Provider-Carrier Agreement*
10.8	Agreement with Arcadia International **
10.8.1 23.1	Additional agreement with Arcadia International as a complement to the main contract Consent of Tomas A. Ralston CPA
23.2	Consent of Hamilton & Associates Law Group, P A (included in Exhibit 5.1)
31.1	Rule 13a– 4(a)/15d–14(a) certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a–14(a)/15d–14(a) certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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