Form 10-Q
period 2012-06-30
Development Capital Group, Inc.
filed 2012-08-17
CIK 1517992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes ☐ No ☑

As of June 30, 2012 there were 12,328,000 shares of common stock, par value $0.001 per share outstanding.

TABLE OF CONTENTS

Page
PART I

Item 1. Financial Statements Unaudited June 30, 2012 and Audited March 31, 2012	F-1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3. Quantitative and Qualitative Disclosures About Market Risk	4

Item 4(T). Controls and Procedures	4

	PART II

Item 1.	Legal Proceedings	5

Item 1A.	Risk Factors	5

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 3.	Defaults Upon Senior Securities	5

Item 4.	Submission of Matters to a Vote of Security Holders	5

Item 5.	Other Information	5

Item 6.	Exhibits	5

	Signatures	6

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

TABLE OF CONTENTS

Financial Statements: PAGE

Balance Sheets for the three month periods ended June 30, 2012 (unaudited) and March 31, 2012 (audited) …… F3

Statements of Operations for the Three Months period ended June 30, 2012 and June 30, 2011 ……….. F4

Statements of Stockholders’ Equity from September 27, 2010 (Inception) to June 30, 2012 …………….. F5

Condensed Statements of Cash Flows for the Three Months ended June 30, 2012 and June 30, 2011…..F6

Notes to Financial Statements………………………….…………………………………………………………….. F7-F8

DEVELOPMENT CAPITAL GROUP, INC. (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AT MARCH 31, 2012 AND JUNE 30, 2012

ASSETS
	March 31, 2012	June 30,2012

Current assets:
Cash and cash equivalents	$17,537	$688
Deposits	—	$—
Total assets	$17,537	$688

LIABILITIES AND STOCKHOLDERS' EQUITY

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value; 490,000,000 shares
authorized; 12,328,000 shares issued and outstanding	$11,328	12,328
Additional paid in capital	$44,880	44,880
Deficit accumulated during the development stage	$(38,671)	$(56,520)
Total stockholders' equity	$17,537	688

Total liabilities and stockholders' equity	$17,537	688

DEVELOPMENT CAPITAL GROUP, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2012
AND JUNE 30, 2011

	Three month ended June 30, 2012	Tree month Ended June 30,2011

Commissions revenue	38,000	26,043

Operating expenses:
Compensation expense	48,700	—
Professional fees	2,443	8,250
General and administrative include bank fee	4,706	3,391
Total operating expenses	55,849	11,641

Net income (loss) from operations before income taxes	(17,849)	14,402
Share-based compensation	1,000	—
Income tax	—	—

Net income (loss)	(16,849)	14,402

Loss per common share	0	0

Weights average of shares outstanding	12,328,000	11,228,000

DEVELOPMENT CAPITAL GROUP, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
FROM SEPTEMBER 27, 2010 (INCEPTION) TO JUNE 30, 2012

				Deficit Accumulated During the Development Stage

			Additional Paid in Capital			Total Stockholders' Equity
	Common Stock
	Shares	Amount

Balance, September 27, 2010 (Inception)	$-	$-	$-	$-	$

Sale of common stock	10,208,000	10,200	10,000	$-		$20,208

Share-based compensation	-	-	30,800	$-		$30,800

Issuance of common stock for services	1,020,000	1,020	4,080	$-		$5,100

Net loss	-	-	-	$(39,170)		$(39,170)

Balance, March 31, 2011	11,228,000	11,228	44,880	$(39,170)		$16,938

Share-based compensation	100,000	100				$100

Net income				$507		$507

Balance, March 31, 2012	$11,328,000	$11,328	44,880	$(38,663)		$17,545

Share-based compensation	1,000,000	1,000				$1,000

Net loss				(17,857)		(17,857)

Balance,June 30,2012	12,328,000	12,328	44,880	(56,520)		688

DEVELOPMENT CAPITAL GROUP, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
for the three month ended June 30, 2012
AND JUNE 30, 2011

	Three months ended June 30, 2012	Three month ended June 30, 2011

Cash flows from operating activities:
Net income (loss)	$(17,849)	$14,402
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities
Issuance of stock for services	1,000	—
Share-based compensation
Increase in deposits	—	(9,200)
Net cash provided by operating activities	(16,849)	5,202

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from sale of common stock	—	—
Net cash provided by financing activities	—	—

Net increase in cash and cash equivalents	(16,849)	5,202

Cash and cash equivalents, beginning of period	17,537	16,930

Cash and cash equivalents, end of period	$688	$22,132

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

F6

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

As a development-stage enterprise, the Company had limited operating revenues of $314,505 through June 30, 2012. Recorded revenues were generated from commissions earned through contracted freight services. The Company is currently devoting substantially all of its present efforts to securing and establishing a new business.

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

Revenues

Revenue from inception to June 30, 2012 is $314,505.

F7

DEVELOPMENT CAPITAL GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents approximate their fair values due to their short-term nature.

NOTE 4 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at a financial institution in Florida. The balance, at any given time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000 per institution. The Company’s cash balances at June 30, 2012 were within FDIC insured limits.

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

NOTE 6 – STOCKHOLDERS’ EQUITY

From the Company’s inception on September 27, 2010 through June 30, 2012, the Company has issued 12,328,000 shares of common stock with a $0.001 par value, inclusive of 9,000,000 shares issued to the Company founders and 1,120,000 shares issued to third parties for services. The Company is authorized to issue 1,000,000 shares of common stock with a par value of $0.001 for Andriy Korobkin for services he rendered to the Corporation as the Chief Executive Officer at April 24, 2012. Shares were issued and outstanding. The financial statements include a non-cash compensation charge of $31,900, representing the difference between the market price of the shares and the price paid by the founders.

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

For a description of such risks and uncertainties, refer to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 29, 2011, and declared effective on

September 2, 2011. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Business Overview

We are a liaison between our customers who are in need of transportation services for their cargo and transportation needs and providers who will deliver our customers’ cargo. We match our customers with transportation providers who provide shipping by truckload and less than truckload within the United States based upon delivery requirements, transportation routes, type of shipment, equipment requirements, shipment size and price. Our prices are determined on a shipment-by-shipment basis to accommodate our customers’ needs based on the transportation provider selection, size and type of shipment, distance and route. We do not own transportation vehicles or equipment used to transport freight, including trucks and trailers.

Results of Operations For the three months ending June 30, 2012 compared to the three months ending June 30, 2011.

Revenues

Since our September 27, 2010 inception through June 30, 2012, we generated revenues of $ 314,505. We generated revenues for the three month period ending June 30, 2012 of $38,000 and $26,043 for the three-month periods ending June 30, 2011.

3

Total operating expenses

During the three month periods ending June 30, 2012 and June 30, 2011, total operating expenses were $55,849 and $11,641. From our September 27, 2010 inception through June 30, 2012, our operating expenses were $371,024 include share-based compensation $31,900. We increased the general and administrative expenses between the periods March 31, 2012 and June 30, 2012 to $4,706. In a previous year 2011 for the same period these expenses were $3,391. Also we increased our compensation expense from $ 0 for the first quarter 2011 to $ 48,700 in the first quarter 2012 . Since our inception through June 30, 2012 our compensation expense was $299,980.

Net Profit/Loss

During the three-month periods ending June 30, 2012 we had a loss $17,849 and June 30, 2011 we had profit $14,402.

Going Concern Consideration

Our auditor's report in March 31, 2012 consolidated financial statements for fiscal year ending March 31, 2012 expressed an opinion that our capital resources were insufficient to sustain operations. Our last three months reflect net loss and our capital resources are reduced.

Liquidity and Capital Resources

As of June 30, 2012 and June 30, 2011, we had cash of $688 and $22,132 respectively. Cash provided by financing activities for the three-month periods ending June 30, 2012 and June 30, 2011.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company internal control over financial reporting., affect, the Company internal control over financial reporting., affect, the Company internal control over financial reporting.,

4

PART II

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue unregistered securities during the quarter ending June 30, 2012.

Purchases of equity securities by the issuer and affiliated purchasers

During the quarter ending June 30, 2012, there were no purchases of equity securities by us or affiliated purchasers.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

We have no senior securities outstanding.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the quarter ending June 30, 2012.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
1.4	Rule 13a-14(a)/15d14(a) Certifications of Andriy Korobkin, the President, Chief Executive Officer and Director (attached hereto)

1.5	Rule 13a-14(a)/15d14(a) Certifications of Viktoriya Korobkin, the Chief Financial Officer (attached hereto)

1.6	Section 1350 Certifications of Andriy Korobkin, the President, Chief Executive Officer and Director(attached hereto)

1.7	Section 1350 Certifications of Vikoriya Korobkin Chief Financial Officer, (attached hereto)

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Development Capital Group, Inc.

Dated: August 17, 2012	By:
Andriy Korobkin, President, CEO

6