Form 10-Q/A
period 2012-06-30
Development Capital Group, Inc.
filed 2012-08-20
CIK 1517992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

TABLE OF CONTENTS

Financial Statements:	Page

Balance Sheets for the three month periods ended June 30, 2012 (unaudited) and March 31, 2012 (audited)	F3

Statements of Operations for the Three Months period ended June 30, 2012 and June 30, 2011	F4

Statements of Stockholders’ Equity from September 27, 2010 (Inception) to June 30, 2012	F5

Condensed Statements of Cash Flows for the Three Months ended June 30, 2012 and June 30, 2011	F6

Notes to Financial Statements	F7-F8

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

F5

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company internal control over financial reporting., affect, the Company internal control over financial reporting., affect, the Company internal control over financial reporting.

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

Development Capital Group, Inc.

Dated: August 20, 2012	By:	/s/
Andriy Korobkin, President, CEO

 6