Form 10-Q
period 2012-09-30
Development Capital Group, Inc.
filed 2012-10-12
CIK 1517992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of September 30, 2012 there were 12,328,000 shares of common stock, par value $0.001 per share outstanding.

	PART II	Page
Item 1.	Legal Proceedings	5
Item 1A.	Risk Factors	5
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5
Item 3.	Defaults Upon Senior Securities	5
Item 4.	Submission of Matters to a Vote of Security Holders	5
Item 5.	Other Information	5
Item 6.	Exhibits	5
	Signatures	6

PART 1
FINANCIAL INFORMATION
Item 1. Financial Statements
TABLE OF CONTENTS
Financial Statements:	PAGE
Balance Sheets for the six month periods ended September 30, 2012 (unaudited) and March 31, 2012 (audited)	F3
Statements of Operations for the Three Months and Six Month ended September 30, 2012 and 2011	F4
Statements of Stockholders’ Equity from September 27, 2010 (Inception) to September 30, 2012	F5
Condensed Statements of Cash Flows for the Six Months ended June 30, 2012 and June 30, 2011	F6
Notes to Financial Statements	F7-F8

DEVELOPMENT CAPITAL GROUP, INC. (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AT SEPTEMBER 30 , 2012 (unaudited) and MARCH 31, 2012 (audited)
	September 30, 2012	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$90	$17,545
Deposits	20	-
Total assets	110	17,545
LIABILITIES AND STOCKHOLDERS' EQUITY
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value; 490,000,000 shares authorized; 12,328,000 shares issued and outstanding	12,328	11,328
Additional paid in capital	44,880	44,880
Deficit accumulated during the development stage	(57,098)	(38,671)
Total stockholders' equity	110	17,545
Total liabilities and stockholders' equity	$110	$17,545

F3

DEVELOPMENT CAPITAL GROUP, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Commissions revenue	$20,020	101,164	$58,020	127,207
Operating expenses:
Compensation expense	17,500	79,074	66,200	79,074
Professional fees	1,598	4,828	4,041	13,078
General and administrative	1,500	7,645	6,206	11,036
Total operating expenses	20,598	91,547	76,447	103,188
Net income(loss) from operations before income taxes	(578)	9,617	(18,427)	24,019
Share-based compensation	-	-	1,000
Income tax	-	-	-	-
Net income (loss)	$(578)	9,617	$(17,427)	24,019
Gain(loss) per common share	-	-	-	-
Weights average of shares outstanding	12,328,000	5,476,522	12,328,000	5,476,522

F4

DEVELOPMENT CAPITAL GROUP, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
FROM SEPTEMBER 27, 2010 (INCEPTION) TO SEPTEMBER 30, 2012

				Deficit Accumulated During the Development Stage

			Additional Paid in Capital		Total
	Common Stock				Stockholders'
	Shares	Amount			Equity
Balance, September 27, 2010 (Inception)	-	$-	$-	$-	$-
Sale of common stock	10,208,000	10,208	10,000	-	20,208
Share-based compensation	-	-	30,800	-	30,800
Issuance of common stock for services	1,020,000	1,020	4,080	-	5,100
Net loss	-	$-	$-	$(39,170)	$(39,170)
Balance, March 31, 2011	11,228,000	11,228	44,880	(39,170)	16,938
Share-based compensation	100,000	100			100
Net income				507	507
Balance, March 31, 2012	$11,328,000	$11,328	$44,880	$(38,663)	$17,545
Share-based compensation	1,000,000	1,000			1,000
Net loss				(18,435)	(18,435)
Balance,September 30,2012	12,328,000	12,328	44,880	(57,098)	110

F5

DEVELOPMENT CAPITAL GROUP, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOW
For The Six MONTHS ENDED September 30, 2012 and September 30, 2011
	Six Months Ended	Six Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net income (loss)	$(18,435)	$24,019
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Issuance of stock for services		-
Share-based compensation	1,000	-
Increase in deposits	-	-
Net cash provided by operating activities	$-17,435	$24,019
Cash flows from investing activities:
Cash flows from financing activities:
Proceeds from sale of common stock	-	-
Net cash provided by financing activities	-	-
Net increase in cash and cash equivalents	-17,435	24,019
Cash and cash equivalents, beginning of period	17,545	16,930
Cash and cash equivalents, end of period	$$110	$$40,949
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

F6

DEVELOPMENT CAPITAL GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1- Description of Business

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

As a development-stage enterprise, the Company had limited operating revenues through September 30, 2012. Recorded revenues were generated from commissions earned through contracted freight services. The Company is currently devoting substantially all of its present efforts to securing and establishing a new business.

Note 2 - Summary of Significant Accounting Policies

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

Revenues

Revenue from inception to September 30, 2012 is $334,525.

F7

DEVELOPMENT CAPITAL GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 3 - Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents approximate their fair values due to their short-term nature.

Note 4 - Concentration of Credit Risk

The Company maintains cash balances at a financial institution in Florida. The balance, at any given time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000 per institution. The Company’s cash balances at September 30, 2012 were within FDIC insured limits.

Note 5 - Commitments and Contingencies

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

Note 6 - Stockholders’ Equity

From the Company’s inception on September 27, 2010 through September 30, 2012, the Company has issued 12,328,000 shares of common stock with a $0.001 par value, inclusive of 9,000,000 shares issued to the Company founders and 1,120,000 shares issued to third parties for services. The financial statements include total stockholder equity of $110.

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

Results of Operations For the Six months ending September 30, 2012 compared to the Six months ending September 30, 2011.

Revenues

Since our September 27, 2010 inception through September 30, 2012, we generated revenues of

$334,525. We generated revenues for the six month period ending September 30, 2012 of $58,020 and $127,207 for the six month periods ending September 30, 2011.

Total operating expenses

During the six month periods ending September 30, 2012 and September 30, 2011, total operating expenses were $76,447 and $103,188. From our September 27, 2010 inception through September 30, 2012, our operating expenses were $349,717 include share-based compensation $31,900. We decreased the general and administrative expenses for six month ended September 30, 2012 to $6,206. In a previous year 2011 for the same period these expenses were $11,036. Also we decreased our compensation expense from $ 79,074 for the 6 month 2011 to $ 66,200 for the six month 2012. Since our inception through September 30, 2012 our compensation expense was $286,672.

Net Profit/Loss

During the six month periods ending September 30, 2012 we had a loss $18,427 and September 30, 2011 we had profit $24,019.

Going Concern Consideration

Our auditor's report consolidated financial statements for second quarter ending September 30, 2012 expressed an opinion that our capital resources were insufficient to sustain operations. Our last six months reflect net loss and our capital resources are reduced.

Liquidity and Capital Resources

As of September 30, 2012 and September 30, 2011, we had cash of $110 and $40,949 respectively. Cash provided by financing activities for the six month periods ending September 30, 2012 and September 30, 2011.

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

We did not issue unregistered securities during the quarter ending September 30, 2012.

Purchases of equity securities by the issuer and affiliated purchasers

During the quarter ending September 30, 2012, there were no purchases of equity securities by us or affiliated purchasers.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

We have no senior securities outstanding.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the quarter ending September 30, 2012.

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

Development Capital Group, Inc.

Dated: October 12 , 2012	By:
Andriy Korobkin, President, CEO

6