Form 10-Q
period 2012-12-31
Development Capital Group, Inc.
filed 2013-02-05
CIK 1517992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ¨

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ No x

As of December 31, 2012 there were 12,328,000 shares of common stock, par value $0.001 per share outstanding.

TABLE OF CONTENTS

		Page
	PART I
Item 1.	Financial Statements
	Balance Sheets Unaudited December 31, 2012 and Audited March 31, 2012	F3
	Statements of operations for the nine months period ended December 31,2012 and 2011	F4
	Statements of Changes in Stockholders’ Equity for the Nine month period ended December 31, 2012 and the year ended March 31, 2012	F5
	Statements of Cash Flows for the Nine month periods ended December 31, 2012 and 2011	F6
	Notes to Financial Statements	F7-F8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	4
Item 4.	Controls and Procedures	4
	PART II
Item 1.	Legal Proceedings	5
Item 1A.	Risk Factors	5
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5
Item 3.	Defaults Upon Senior Securities	5
Item 4.	Mine Safety Disclosures	5
Item 5.	Other Information	5
Item 6.	Exhibits	5
	Signatures	6

DEVELOPMENT CAPITAL GROUP, INC. (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AT DECEMBER 31, 2012 (unaudited) and MARCH 31, 2012 (audited)

	December 31, 2012	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$128	$17,545
Deposits	—	—
Total assets	$128	$17,545
LIABILITIES AND STOCKHOLDERS' EQUITY
Commitments and contingencies
Stockholders equity:
Common stock, $0.001 par value; 490,000,000 shares authorized; 12,328,000 shares issued and outstanding	$12,328	$11,328
Additional paid in capital	44,880	44,880
Deficit accumulated during the development stage	57,080	(38,671)
Total stockholders' equity	128	17,545
Total liabilities and stockholders' equity	$128	$17,545

F3

DEVELOPMENT CAPITAL GROUP, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Commissions revenue	$6,300	81,568	$64,320	208,775
Operating expenses:
Compensation expense	340	55,898	66,540	134,972
Professional fees	1,800	2,819	5,841	15,897
General and administrative	4,142	6,411	10,348	17,447
Total operating expenses	6,282	65,129	82,729	168,316
Net income (loss) from operations before income taxes	$18	16,440	$(18,409)	40,459
Share-based compensation	—	—	1,000	—
Issuance fo Stock for Services	—	100	—	100
Income tax	—	—	—	—
Net income (loss)	$18	16,540	$(17,409)	40,559
Gain (loss) per common share	—	—	—	—
Weights average of shares outstanding	12,328,000	11,320,000	12,328,000	11,320,000

F4

DEVELOPMENT CAPITAL GROUP, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
FROM SEPTEMBER 27, 2010 (INCEPTION) TO DECEMBER 31, 2012

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Balance, September 27, 2010 (Inception)	-	$-	$-	$-	$-
Sale of common stock	10,208,000	10,208	10,000	-	20,208
Share-based compensation	-	-	30,800	-	30,800
Issuance of common stock for services	1,020,000	1,020	4,080	-	5,100
Balance, March 31, 2011	-	-	-	(39,170)	(39,170)
Share-based compensation	100,000	100	-	-	100
Net income	-	-	-	507	507
Balance, March 31, 2012	11,328,000	11,328	44,880	(38,663)	17,545
Share-based compensation	1,000,000	1,000	-	-	1,000
Net income (loss)	-	-	-	(18,417)	(18,417)
Balance, December 31, 2012	12,328,000	12,328	44,880	(57,080)	128

F5

DEVELOPMENT CAPITAL GROUP, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOW For the
Nine MONTHS ENDED December 31, 2012 and December 31, 2011

	Nine Months Ended December 31, 2012	Nine Months Ended December 31, 2011
Cash flows from operating activities:
Net income (loss)	$18	$40,459
Adjustments to reconcile net income (loss) to
Net cash provided by (used in) operating activities
Issuance of stock for services	—	100
Share-based compensation	1,000	—
Increase in deposits	—	—
Net cash provided by operating activities	1,018	40,559
Cash flows from investing activities:	—	—
Cash flows from financing activities:
Proceeds from sale of common stock	—	—
Net cash provided by financing activities	—	—
Net increase in cash and cash equivalents	1,018	40,559
Cash and cash equivalents, beginning of period	110	16,930
Cash and cash equivalents, end of period	$128	$57,489
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
	$(0)	$(0)

F6

DEVELOPMENT CAPITAL GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Development Capital Group, Inc. (the “Company”) was incorporated under the laws of the State of Florida on September 27, 2010. The Company provides transportation and logistics services for a wide range of manufacturing, industrial and retail costumers. The Company is a development-stage enterprise company and its planned principal activities are to provide freight, logistics, truckload and other services for investors and truck owners.

As a development-stage enterprise, the Company had limited operating revenues through December 31, 2012. Recorded revenues were generated from the service and commissions earned through contracted freight services. The Company is currently devoting substantially all of its present efforts to securing and establishing a new business.

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

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settle. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

Long-Lived Assets

The Company will review its long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management will perform an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company will recognized an impairment loss if the carrying value of the asset exceeds the expected future cash flows.

Revenues

Revenue from inception to December 31, 2012 is $340,825.

F7

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents approximate their fair values due to their short-term nature.

NOTE 4 - CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at a financial institution in Florida. The balance, at any given time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000 per institution. The Company’s cash balances at December 31, 2012 were within FDIC insured limits.

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

NOTE 6 - STOCKHOLDERS’ EQUITY

From the Company’s inception on September 27, 2010 through December 31, 2012, the Company has issued 12, 328,000 shares of common stock with a $0.001 par value, inclusive of 9,000,000 shares issued to the Company founders and 1,120,000 shares isued to third parties for services. The financial statements include total stockholder equity $128.00.

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

For a description of such risks and uncertainties, refer to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 29, 2011, and declared effective on September 2, 2011. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States,we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Results of Operations For the Nine months ending December 31, 2012 compared to the Nine months ending December 31, 2011.

Revenues

Since our September 27, 2010 inception through December 31, 2012, we generated revenues $340,825. We generated revenues for the nine month period ending December 31, 2012 of $64,320 and $208,775 for the nine month periods ending December 31, 2011.

3

Total operating expenses

During the nine month periods ending December 31, 2012 and December 31, 2011, total operating expenses were $82,729 and $168,316. From our September 27, 2010 inception through December 31, 2012, our operating expenses were $355,999 include share-based compensation $31,900. We decreased the general and administrative expenses for nine month ended December 31, 2012 to $10,348. In a previous year 2011 for the same period these expenses were $17,447. Also we decreased our compensation expense from $ 134,972 for the 9 month 2011 to $ 66,540 for the 9 month 2012. Since our inception through December 31, 2012 our compensation expense was $287,012.

Net Profit/Loss

During the nine month periods ending December 31, 2012 we had a lost $18,409 and December 31, 2011 we had profit $40,459.

Going Concern Consideration

Our auditor's report consolidated financial statements for third quarter ending December 31, 2012 expressed an opinion that our capital resources were insufficient to sustain operations. Our last nine months reflect net loss and our capital resources are reduced.

Liquidity and Capital Resources

As of December 31, 2012 and December 31, 2011, we had cash of $128 and $57,489 respectively. Cash provided by financing activities for the nine month periods ending December 31, 2012 and December 31, 2011.

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

We did not issue unregistered securities during the quarter ending December 31, 2012.

Purchases of equity securities by the issuer and affiliated purchasers

During the quarter ending December 31, 2012, there were no purchases of equity securities by us or affiliated purchasers.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

We have no senior securities outstanding.

Item 4. Mine Safety Disclosures.

Not Applicable.

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

Development Capital Group, Inc.

Dated: February 5 , 2013	By:
Andriy Korobkin, President, CEO

6