Form 10-K
period 2013-03-31
Development Capital Group, Inc.
filed 2013-07-03
CIK 1517992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 000-54566

Development Capital Group, Inc.
(Exact name of registrant as specified in its charter)

Florida	27-3746561
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5441 NW 15th St., Suite 1 Margate, FL	33063
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (289) 208-8052
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $170,250 as of September 30, 2012

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 16,428,000 common shares as of June 27, 2013

PART I
Item 1. Business

We incorporated on September 27, 2010 under the laws of the State of Florida, as Development Capital Group, Inc. For the years ended March 31, 2012 and 2011, we provided transportation and logistics services for a wide range of manufacturing, industrial and retail customers.  In February 2013, there was a change of control and we discontinued old operations.  Our current business is focused on the development of commercial websites and related software applications.

Our plan is to identify and invest in early-stage technology companies that have the potential to disrupt traditional industries and transform markets.  With decades of experience building successful businesses, we expect our team of analysts to help companies who either have undervalued assets or whose existing businesses require capital investment in order to achieve scale. We are led by Mary-Kathryn Tantum, and she is expected to manage inquiries and investment strategies for a portfolio of companies that fit this description.  We are currently investing in and working with companies in the transportation, data analysis, and healthcare space.

Realty Valuator

We are currently working on an internal application known as Realty Valuator, which is a multi-platform application that supports real estate investors by sourcing available properties in the market and providing tools to easily evaluate and capitalize on prospective property investments.  With Realty Valuator, even casual home investors can access sophisticated analytical tools typically reserved for large property investment firms with a team of analysts on staff.  Customers can quickly and easily assess a wide range of criteria about a property and determine the variance between a property’s list price and its’ official valuation, and using that information, investors can evaluate their forecasted returns on investments in a multitude of scenarios.

Given the overwhelming interest in the foreclosed property market, Realty Valuator was conceived and developed to help ordinary people evaluate and invest in residential real estate like a professional firm. RealtyValuator currently has thousands of available residential properties in its inventory, and the company is working to expand the application’s reach across all 43,000 zip codes in America.

The salient features of Realty Valuator are as follows:

▪	Customizable selection of real estate zones
▪	Comprehensive housing data and analysis tools
▪	Local foreclosure trends, rental rates, and comparables
▪	Property updates and alerts
▪	Outstanding loan amounts and position on foreclosure properties
▪	Default amounts, auction updates, owner name and lender name
▪	Sales history and property info for 400-500 houses per week
▪	Estimated values, comp sales, comp listings and nearby foreclosure
▪	Equity and loan-to-value amounts for pre-foreclosures and auctions
▪	Judgment information, case number, and owner information

We have a working prototype of the database and a basic backend to test the system and the output reports. We plan to do all the designs, landing pages, logos, and branding. We are now integrating all the designs into the backend so the user interface is easier to use. After it’s all integrated and tested, we can then move to the beta test stage, which we expect to occur in mid July 2013.

In beta testing, we will take the integrated designs and allow access to a small test group to test the purchasing system, do A/B testing, do a user-interface testing, track all bugs, and do any changes needed to make it into a final project.  We hope to have our beta testing completed by mid August 2013.

Once we complete beta testing, we plan to soft launch the software. Realty Valuator will have a soft launch and reach out to about 100 users that have signed up after the beta launch. We will test it on a small scale with live users. With these live users we will get feedback, any errors, objections, and needed features.  We hope to complete this phase by the end of August 2013.

In a full launch, we plan to promote Realty Valuator, do a large press launch, push out on social media, and get listed in the South Florida public journals. Here we will target a minimum of 1000 users, and will continue to grow naturally.  We currently are planning on an initial launch in 22 counties in Florida, which can be expanded to a total of 67 counties. We hope to initiate the launch by September 2013.

Competition

There are not too many applications out there that are designed for investors to buy assets as a cash-based purchase, and give them the tools to understand the cost of converting the asset into a cash-flow positive rental. Our system offers a cheap set of tools that gives the small investor all the same access to data that large real-estate firms have. Out there, there are some large investments firms, or websites that offer part of what we do. These include:

▪	Private real-estate investment firms
▪	Zillow.com
▪	RealtyTrack.com
▪	Foreclosure.com

Employees

We currently have two full-time employees: our officers Johnathan Lindsay and Mary-Kathryn Tantum.

Government Approval and Regulation

 Our products are subject to government regulation in many areas, including user privacy, telecommunications, data protection, and more. The application of these laws and regulations to our business is often unclear and sometimes may conflict. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, advertising, and others will apply. Nonetheless, laws and regulations directly applicable to the Internet, communications, commerce and advertising are becoming more prevalent. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted covering issues such as user privacy, content, quality of products and services and much more. Further, the growth and development of the market for e-commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, which may impose additional burdens on companies conducting business online. Compliance with these regulations may involve significant costs or require changes in business practices that result in reduced revenue. Noncompliance could result in penalties being imposed on us or orders that we stop the alleged noncompliant activity.

Currently, we do not need government approval in connection with our products or services.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Properties

We currently have no business offices.  We are using our resident agent’s address for the time being. That address is located at 415 Rossmore Boulevard, Burlington, ON, Canada L7N 1R9.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “DLPM” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc.Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA.  Consequently, market makers that once quoted our shares on the OTCBB system may no longer be posting a quotation for our shares. As of the date of this report, however, our shares are eligible for quotation on the OTCQB. The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting. Our reporting is presently current and, since inception, we have filed our SEC reports on time.

We have a limited trading market for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending March 31, 2013
Quarter Ended	High $	Low $
March 31, 2013	0.15	0.08
December 31, 2012	0.25	0.15
September 30, 2012	0.15	0.15
June 30, 2012	0.75	0.10

Fiscal Year Ending March 31, 2012
Quarter Ended	High $	Low $
March 31, 2012	0.25	0.25
December 31, 2011	n/a	n.a
September 30, 2011	n/a	n.a
June 30, 2011	n/a	n.a

Penny Stock

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;(b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask  price;(d) contains a toll-free telephone number for inquiries on disciplinary actions;(e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and;(f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with; (a) bid and offer quotations for the penny stock;(b) the compensation of the broker-dealer and its salesperson in the transaction;(c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders of Our Common Stock

Currently, we have sixty-one (61) holders of record of our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On June 21, 2013, we issued 4,100,000 shares of our common stock to investors for total proceeds of $41,000. The shares were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Securities Authorized for Issuance under Equity Compensation Plans

We did not issue any securities under any equity compensation plan as of March 31, 2013.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Results of Operations for the Years Ended March 31, 2013 and 2012

Our current business plan is to develop websites and applications. We have generated no revenue in connection with our new business operations. For the years ended March 31, 2013 and 2012, we earned revenue from commissions earned through contracted freight services. These operations, however, have been discontinued.

We had operating expenses of $26,860 for the year ended March 31, 2013, as compared with operating expenses of $52,796 for the year ended March 31, 2012.  Our operating expenses for the year ended March 31, 2013 consisted of mainly of professional fees and related party consulting fees.  In comparison, our operating expenses consisted of mainly of professional fees and general and administrative expenses.

We recorded a net loss of $26,860 from continuing operations for the year ended March 31, 2013, as compared with a net loss of $52,796 from continuing operations for the year ended March 31, 2012.

We anticipate our operating expenses will increase as we implement our new business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our ongoing filing requirements as a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of March 31, 2013, we had total current assets of $129 and current liabilities of $8,993.  Thus, we have a working capital deficit of $8,864 as of March 31, 2013.

Operating activities used $17,416 in cash for the year ended March 31, 2013. Our net loss was the main reason for our negative operating cash flow offset mainly by an increase in accounts payable of $8,864.

On June 21, 2013, we issued 4,100,000 shares of our common stock to investors for total proceeds of $41,000.

As of March 31, 2013, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals.  The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. We incurred a net loss for the year ended March 31, 2013 of $28,380 due to a decrease in revenue. In addition, our activities during the year ended March 31, 2013 have been financially sustained through debt financing.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Off Balance Sheet Arrangements

As of March 31, 2013, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firm
F-3	Balance Sheets as of March 31, 2013 and March 31, 2012;
F-4	Statements of Operations for the years ended March 31, 2013 and 2012
F-5	Statement of Stockholders’ Equity for the years ended March 31, 2013 and 2012;
F-6	Statements of Cash Flows for the years ended March 31, 2013 and 2012;
F-7	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Development Capital Group, Inc.

We have audited the accompanying balance sheet of Development Capital Group, Inc. (the “Company”) as of March 31, 2013 and the related statements of operations, stockholders’ deficit and cash flows for the period then ended. Development Capital Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Development Capital Group, Inc. as of March 31, 2013 and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company

Las Vegas, Nevada

July 3, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Development Capital Group, Inc.

We have audited the accompanying balance sheets of Development Capital Group, Inc. as of March 31, 2012, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for the year ended March 31, 2012. Development Capital Group's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Development Capital Group, Inc. as of March 31, 2012, and the results of its operations and its cash flows for the year ended March 31 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Thomas A. Ralston

Thomas A. Ralston CPA

City, State: Temecula, CA

Report Date: April 30, 2012

DEVELOPMENT CAPITAL GROUP, INC.
BALANCE SHEETS

	March 31,	March 31,
	2013	2012
ASSETS

Current assets:
Cash	$129	$17,545
Total current assets	129	17,545

Total assets	$129	$17,545

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$8,864	$-
Accrued liabilities - related party	129	-
Total current liabilities	8,993	-

Total liabilities	8,993	-

Stockholders' deficit:
Common stock, $0.001 par value, 490,000,000 shares
authorized, 12,328,000 and 11,328,000 shares issued and outstanding
as of March 31, 2013 and 2012, respectively	12,328	11,328
Additional paid in capital	45,851	44,880
Accumulated deficit	(67,043)	(38,663)
Total stockholders' deficit	(8,864)	17,545

Total liabilities and stockholders' deficit	$129	$17,545

See Accompanying Notes to Financial Statements.

DEVELOPMENT CAPITAL GROUP, INC.
STATEMENTS OF OPERATIONS

	For the years ended
	March 31,	March 31,
	2013	2012

Revenue	$-	$-

Operating expenses:
General and administrative	235	25,229
Consulting - related party	9,820	-
Stock-based compensation	1,000	100
Professional fees	15,805	27,467
Total operating expenses	26,860	52,796

Net loss from continuing operations	(26,860)	(52,796)

Discontinued operations	(1,520)	53,303

Net income (loss)	$(28,380)	$507

Net loss per share - basic
Net loss per common share - basic for continuing operations	$(0.00)	$0.00
Net loss per common share - basic for discontinued operations	(0.00)	0.00
Net loss per common share - basic	$(0.00)	$0.00

Weighted average number of common	12,267,726	11,328,000
shares outstanding - basic

See Accompanying Notes to Financial Statements.

DEVELOPMENT CAPITAL GROUP, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT

			Additional		Total
	Common Shares		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2011	11,228,000	$11,228	$44,880	$(39,170)	$16,938

Stock-based compensation	100,000	100	-	-	100

Net income	-	-	-	507	507

Balance, March 31, 2012	11,328,000	$11,328	$44,880	$(38,663)	$17,545

Stock-based compensation	1,000,000	1,000	-	-	1,000

Forgiveness of debt - related party	-	-	971	-	971

Net loss	-	-	-	(28,380)	(28,380)

Balance, March 31, 2013	12,328,000	$12,328	$45,851	$(67,043)	$(8,864)

See Accompanying Notes to Financial Statements.

DEVELOPMENT CAPITAL GROUP, INC.
STATEMENTS OF CASH FLOWS

	For the years ended
	March 31,	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(28,380)	$507
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Stock-based compensation	1,000	100
Forgiveness of debt	971	-

Changes in operating assets and liabilities:
Increase in accrued liabilities	129	-
Increase in accounts payable	8,864	-

Net cash used in operating activities	(17,416)	607

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH	(17,416)	607

CASH AT BEGINNING OF PERIOD	17,545	16,938

CASH AT END OF PERIOD	$129	$17,545

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

See Accompanying Notes to Financial Statements.

DEVELOPMENT CAPITAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was incorporated on September 27, 2010 (Date of Inception) under the laws of the State of Florida, as Development Capital Group, Inc.

Nature of operations
For the years ended March 31, 2012 and 2011, the Company provided transportation and logistics services for a wide range of manufacturing, industrial and retail customers.

In February 2013,  a change of control occurred whereby the former management sold 9,000,000 shares of common stock to the new management for $40,000.  The Company inserted a new management team and implemented a new business model eliminating the historic logistics activities and implementing a  business plan focused on the development of commercial websites and related software applications.

Year End
The Company’s year end is March 31.

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Revenue Recognition
We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

For the years ended March 31, 2013 and 2012, the Company recognized revenue when it is realized and earned.  The revenue was generated from commissions earned through contracted freight services.

Concentrations of Revenue
In 2013, two customers accounted for 100% of revenue.  In 2012, three customers accounted for 100% of the revenue.

Advertising Costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the years ended March 31, 2013 and 2012.

Earnings per share
The Company follows ASC Topic 260 to account for the earnings per share. Basic earning per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

DEVELOPMENT CAPITAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes
The Company follows ASC Topic 740 for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of March 31, 2013 and 2012, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of March 31, 2013 and 2012, no income tax expense has been incurred.

Stock-based compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

DEVELOPMENT CAPITAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, bank overdraft and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market.  Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through June 2013 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss from continuing operations for the year ended March 31, 2013 of ($26,860) and an extraordinary loss of $1,520 from discontinued operations. The Company’s net operating losswas primarily related toa decrease in revenue resulting from the discontinuation of certain operations of the Company . In addition, the Company’s activities during the year ended March 31, 2013 have been financially sustained through debt financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

DEVELOPMENT CAPITAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

NOTE 3 –RELATED PARTY TRASACTIONS

During the year ended March 31, 2013, an officer of the Company advanced $1,100 to the Company for various expenses.  .  During the year ended March 31, 2013, the officer agreed to forgive $971 of the advance which was recorded to additional paid in capital.  As of March 31, 2013, the remaining balance owed totaled $129 and was subsequently repaid in  April 2013.

NOTE 4 – INCOME TAXES

At March 31, 2013 and 2012, the Company had a federal operating loss carryforward of $26,860 and $7,663, which begins to expire in 2030.

Components of net deferred tax assets, including a valuation allowance, are as follows at March 31, 2013 and 2012:

	2013	2012
Deferred tax assets:
Net operating loss carryforward	$9,401	$2,682
Total deferred tax assets	9,401	2,682
Less: Valuation allowance	(9,401)	(2,682)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of March 31, 2013 and 2012 was $9,401 and $2,682, respectively, which will begin to expire 2030.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2013 and 2012 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at March 31, 2013 and 2012:

	2013	2012
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	0.0%	0.0%

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 490,000,000 shares of its $0.001 par value common stock.

Common Stock
During the year ended March 31, 2012, the Company issued 100,000 shares of common stock for services valued at $100.

DEVELOPMENT CAPITAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

On April 23, 2012, the Company issued 1,000,000 shares of common stock at a price of $0.001 per share for executive compensation valued at $1,000.  The fair value of the shares was valued according to the fair value of the shares of common stock based on the most recent transaction for services.

During the year ended March 31, 2013, an officer of the Company forgave debt of $971 which was recorded to additional paid in capital.

NOTE 6 – DISCONTINUED OPERATIONS
In February 2013, the Company determined to discontinue operations due to the change in control which led to a change in the management team and a change in the business plan of the Company.  The Company recorded discontinued operations of ($1,520) and $53,303 for the years ended March 31, 2013 and 2012, respectively.

NOTE  – SUBSEQUENT EVENTS

During April 2013, the Company repaid $129 to an officer of the Company for the remaining principal balance of notes payable – related party.

During May and June 2013, the Company sold 4,100,000 shares of common stock for cash totaling $41,000.  As of the date of this filing, the shares have not been issued.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

During the last two fiscal years, we have had no disagreements with our accountants on accounting and financial disclosure.

On May 28, 2013, our board of directors approved the engagement of L.L. Bradford & Company, LLC, as our new independent registered public accounting firm and on June 28, 2013 we dismissed Thomas A. Ralston, CPA, our former independent registered public accounting firm.  The engagement of L.L. Bradford & Company, LLC and dismissal of Thomas A. Ralston, CPA was previously reported in the Current Report on Form 8-K filed with the SEC on July 2, 2013.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being March 31, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending March 31, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Remediation of Material Weakness

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees. We are currently in the process of hiring an outsourced controller to improve the controls for accounting and financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

Item 9B. Other Information

None
PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our officers and directors as of the date of this Annual Report are as follows:

Name	Age	Position Held with the Company
Johnathan Lindsay 415 Rossmore Boulevard Burlington, ON, Canada L7N 1R9	37	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director
Mary-Kathryn Tantum 415 Rossmore Boulevard Burlington, ON, Canada L7N 1R9	29	Secretary and VP of Development

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Johnathan Lindsay is our newly appointed President, Chief Executive Officer, and Director. Johnathan Lindsay served as a Director, Secretary, Treasurer of Duma Energy Corp., previously known as Strategic American Oil Corporation from its inception to May 31st, 2011. He was co-founder of the company and also served as CFO from April 2007 to May 2011. Prior to his role with Duma, Mr. Lindsay served as Secretary and Treasurer of Uranium Energy Corp. from its inception in 2003 to 2006. Mr. Lindsay also co-founded Bullfrog Gold Corp. and Continental Resource Group (previously American Energy Fields, Inc.). He studied business at British Columbia Institute of technology in 1999 and 2000.

Mary-Kathryn Tantum is our newly appointed Secretary and VP of Development. In the past 5 years, Ms. Tantum has held executive marketing positions with several global software and consumer healthcare companies. She was Digital Marketing Director at Nature's Products, a nutritional supplement manufacturer. She led the development of the company's e-commerce business as well as all of the online marketing activities supporting the company's portfolio of 5 consumer products. At SpectorSoft, a Fortune 500 consumer and enterprise security software company, she was the Digital Marketing and Consumer Acquisitions Director, where she oversaw all online marketing and promotional activity for the company's consumer product division.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Johnathan Lindsay, at the address appearing on the first page of this annual report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended March 31, 2013, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended March 31, 2013:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form

Andriy Korobkin Former President, CEO and Director	0	0	2

Viktoriya Korobkin Former CFO and Director	0	0	2

Lidiya Tregub Former Secretary, Treasurer and Director	0	0	2

Johnathan Lindsay CEO, CFO and Director	0	0	1

Mary-Kathryn Tantum Secretary and VP of Development	0	0	1

Code of Ethics

We have not adopted a Code of Ethics that applies our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officer for all services rendered in all capacities to us for the periods ended March 31, 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Andriy Korobkin Former President, CEO and Director	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 14,500	0 14,500

Viktoriya Korobkin Former CFO and Director	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 14,500	0 14,500

Lidiya Tregub Former Secretary, Treasurer and Director	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Johnathan Lindsay CEO, CFO and Director	2013 2012	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a

Narrative Disclosure to Summary Compensation Table

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future. Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further business purposes.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of March 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Andriy Korobkin	-	-	-	-	-	-	-	-	-

Viktoriya Korobkin	-	-	-	-	-	-	-	-	-

Lidiya Tregub	-	-	-	-	-	-	-	-	-

Johnathan Lindsay	-	-	-	-	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of  June 27, 2013 , certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership 1	% of Common Stock 2

Johnathan Lindsay 415 Rossmore Boulevard Burlington, ON, Canada L7N 1R9	Common Stock	9,000,000 Shares	54%

Mary-Kathryn Tantum415 Rossmore Boulevard Burlington, ON, Canada L7N 1R9	Common Stock	1,000,000 Shares	6%

DIRECTORS AND OFFICERS – TOTAL (One Officer and Two Directors)		10,000,000 Shares	60%

5% SHAREHOLDERS

Oliver-Barrett Lindsay 68 West Bay Road Georgetown, Grand Cayman Islands KY11204	Common Stock	1,000,000 Shares	6%

Plum Investors 5441 NW 15th ST STE 1 Pompano Beach, FL 33442	Common Stock	1,500,000	9%

1.
As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).  In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

2.	The percentage shown is based on denominator of 16,428,000 shares of common stock issued and outstanding for the company as of June 27, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Aside from what is provided below, since March 1, 2012 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

During the year ended March 31, 2013, Andriy Korobkin, our former officer and director, loaned $1,100 to us.  The loan is due upon demand and bears no interest.  During the year ended March 31, 2013 he agreed to forgive $971 of the loan which was recorded as additional paid in capital.  As of March 31, 2013, the principal balance of the loan was $129.  The remaining balance of $129 was repaid in April 2013.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended March 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2012	$14,000	$0	$0	$0
2013	$15,000	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to the Registration Statement on Form S-1 filed on May 16, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Development Capital Group, Inc.

By: /s/ Johnathan Lindsay
Johnathan Lindsay
President, Chief Executive Officer, Principal Executive Officer,
Chief Financial Officer, Principal Financial Officer,
Principal Accounting Officer, and Director
July 3, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Johnathan Lindsay
Johnathan Lindsay
President, Chief Executive Officer, Principal Executive Officer,
Chief Financial Officer, Principal Financial Officer,
Principal Accounting Officer, and Director
July 3, 2013