Form 10-Q
period 2013-06-30
Development Capital Group, Inc.
filed 2013-08-14
CIK 1517992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 000-54566

Development Capital Group, Inc.
(Exact name of registrant as specified in its charter)

Florida	27-3746561
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
5441 NW 15th St., Suite 1 Margate, FL33063
(Address of principal executive offices)

(289) 208-8052
(Registrant's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer Accelerated filer	☐ Non-accelerated filer
☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,428,000 common shares as of August 13, 2013.

TABLE OF CONTENTS
Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of June 30, 2013 and March 31, 2013 (unaudited);
F-2	Condensed Statements of Operations for the three months ended June 30, 2013 and 2012 (unaudited);
F-3	Condensed Statements of Cash Flow for the three months ended June 30, 2013 and 2012 (unaudited);
F-4	Notes to Condensed Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

DEVELOPMENT CAPITAL GROUP, INC.
CONDENSED BALANCE SHEETS
(unaudited)

	June 30,	March 31,
	2013	2013
ASSETS

Current assets:
Cash	$40,995	$129
Total current assets	40,995	129

Total assets	$40,995	$129

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$15,714	$8,864
Accrued liabilities - related party	-	129
Total current liabilities	15,714	8,993

Total liabilities	15,714	8,993

Stockholders' deficit:
Common stock, $0.001 par value, 490,000,000 shares
authorized, 16,428,000 and 12,328,000 shares issued and outstanding
as of June 30, 2013 and March 31, 2013, respectively	16,428	12,328
Additional paid in capital	82,801	45,851
Accumulated deficit	(73,948)	(67,043)
Total stockholders' deficit	25,281	(8,864)

Total liabilities and stockholders' deficit	$40,995	$129

The accompanying notes are an integral part of these condensed financial statements.

DEVELOPMENT CAPITAL GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended
	June 30,	June 30,
	2013	2012

Revenue	$-	$-

Operating expenses:
General and administrative	55	214
Consulting - related party	-	4,500
Stock-based compensation	-	1,000
Professional fees	6,850	2,443
Total operating expenses	6,905	8,157

Net loss from continuing operations	(6,905)	(8,157)

Discontinued operations	-	(9,700)

Net (loss)	$(6,905)	$(17,857)

Net loss per share - basic
Net loss per common share - basic for continuing operations	$(0.00)	$(0.00)
Net loss per common share - basic for discontinued operations	-	(0.00)
Net loss per common share - basic	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	12,778,549	12,086,242

The accompanying notes are an integral part of these condensed financial statements.

DEVELOPMENT CAPITAL GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended
	June 30,	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,905)	$(17,857)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Stock-based compensation	-	1,000
Forgiveness of debt	-	-

Changes in operating assets and liabilities:
Increase in accrued liabilities	(129)	-
Increase in accounts payable	6,850	-

Net cash used in operating activities	(184)	(16,857)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	41,050	-

Net cash provided by financing activities	41,050	-

NET CHANGE IN CASH	40,866	(16,857)

CASH AT BEGINNING OF PERIOD	129	17,545

CASH AT END OF PERIOD	$40,995	$688

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

DEVELOPMENT CAPITAL GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

Basis of presentation
The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Plan of Operations for the year ended March 31, 2013.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the three months ended June 30, 2013 are not necessarily indicative of results for the full fiscal year.

Year end
The Company’s year end is March 31.

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

DEVELOPMENT CAPITAL GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, bank overdraft and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

DEVELOPMENT CAPITAL GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments (continued)
Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through August 2013 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss from continuing operations for the three months ended March 31, 2013 of ($6,905) and an extraordinary loss of $0 from discontinued operations.  As of March 31, 2013, the accumulated deficit was ($73,948).  The Company’s net operating loss was primarily related to a decrease in revenue resulting from the discontinuation of certain operations of the Company. In addition, the Company’s activities during the three months ended June 30, 2013 have been financially sustained through equity financing.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 490,000,000 shares of its $0.001 par value common stock.

Common stock
During the three months ended June 30, 2013, the Company issued a total of 4,100,000 shares of common stock for cash totaling $41,050.

NOTE 5 – DISCONTINUED OPERATIONS

In February 2013, the Company determined to discontinue operations due to the change in control which led to a change in the management team and a change in the business plan of the Company.  The Company recorded discontinued operations of ($0) and ($9,700) for the three months ended June 30, 2013 and 2012, respectively.

DEVELOPMENT CAPITAL GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – SUBSEQUENT EVENTS

In July 2013, the Company sold 1,000,000 shares of common stock to an investor for cash of $50,000.

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

Overview

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

Given the overwhelming interest in the foreclosed property market, Realty Valuator was conceived and developed to help ordinary people evaluate and invest in residential real estate like a professional firm. Realty Valuator currently has thousands of available residential properties in its inventory, and the company is working to expand the application’s reach across all 43,000 zip codes in America.

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

We have a working prototype of the database and a basic backend to test the system and the output reports. We plan to do all the designs, landing pages, logos, and branding. We are now integrating all the designs into the backend so the user interface is easier to use. After it’s all integrated and tested, we can then move to the beta test stage, which we expect to occur in mid-September 2013.

In beta testing, we will take the integrated designs and allow access to a small test group to test the purchasing system, do A/B testing, do a user-interface testing, track all bugs, and do any changes needed to make it into a final project.  We hope to have our beta testing completed by mid-October 2013.

Once we complete beta testing, we plan to soft launch the software. Realty Valuator will have a soft launch and reach out to about 100 users that have signed up after the beta launch. We will test it on a small scale with live users. With these live users we will get feedback, any errors, objections, and needed features.  We hope to complete this phase by the end of October 2013.

In a full launch, we plan to promote Realty Valuator, do a large press launch, push out on social media, and get listed in the South Florida public journals. Here we will target a minimum of 1000 users, and will continue to grow naturally.  We currently are planning on an initial launch in 22 counties in Florida, which can be expanded to a total of 67 counties. We hope to initiate the launch by November 2013.

Results of Operations for the Three Months Ended June 30, 2013 and 2012

Our current business plan is to develop websites and applications. We have generated no revenue in connection with our new business operations. For the years ended March 31, 2013 and 2012, we earned revenue from commissions earned through contracted freight services. These operations, however, have been discontinued.

We had operating expenses of $6,905 for the three months ended June 30, 2013, as compared with operating expenses of $8,157 for the three months ended June 30, 2012.  Our operating expenses for the three months ended June 30, 2013 consisted of mainly of professional fees and related party consulting fees.  In comparison, our operating expenses for the three months ended June 30, 2012 consisted of mainly of professional fees and general and administrative expenses.

We recorded a net loss of $6,905 from continuing operations for the three months ended June 30, 2013, as compared with a net loss of $8,157 from continuing operations for the three months ended June 30, 2012.

We anticipate our operating expenses will increase as we implement our new business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our ongoing filing requirements as a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of June 30, 2013, we had total current assets of $40,995 and current liabilities of $15,714.  Thus, we have a working capital deficit of $25,281 as of June 30, 2013.

Operating activities used $184 in cash for the year ended June 30, 2013. Our net loss was the main reason for our negative operating cash flow offset mainly by an increase in accounts payable of $6,850.

On June 21, 2013, we issued 4,100,000 shares of our common stock to investors for total proceeds of $41,000.

As of June 30, 2013, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals.  The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of June 30, 2013, there were no off balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our critical accounting policies are set forth in Note 1 to the financial statements.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operation, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2013, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting.  During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending March 31, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 21, 2013, we issued 4,100,000 shares of our common stock to investors for total proceeds of $41,000.

Subsequent sales of equity securities

On July 29, 2013, we sold 1,000,000 shares of our common stock to an investor for total proceeds of $50,000.  As of the date of this filing, the shares have not been issued.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Development Capital Group, Inc.

Date:	August 13, 2013

	By:	/s/ Johnathan Lindsay
Johnathan Lindsay
Title: Chief Executive Officer, Principal Executive Officer, and Director