Form 10-Q
period 2013-09-30
Development Capital Group, Inc.
filed 2013-11-14
CIK 1517992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,428,000 common shares as of November 14, 2013

TABLE OF CONTENTS
		Page

PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)	F-1 – F-4

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	4

Item 4:	Controls and Procedures	5
PART II – OTHER INFORMATION
Item 1:	Legal Proceedings	5

Item 1A:	Risk Factors	5

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 3:	Defaults Upon Senior Securities	6

Item 4:	Mine Safety Disclosure	6

Item 5:	Other Information	6

Item 6:	Exhibits	7

	Signatures	7

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of September 30, 2013 and March 31, 2013 (Unaudited);
F-2	Condensed Statements of Operations for the three and six months ended September 30, 2013 and 2012 (Unaudited);
F-3	Condensed Statements of Cash Flow for the six months ended September 30, 2013 and 2012 (Unaudited);
F-4	Notes to Financial Statements.

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

DEVELOPMENT CAPITAL GROUP, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
	2013	2013
ASSETS

Current assets:
Cash	$49,307	$129
Prepaid expenses	8,744	-
Total current assets	58,051	129

Capitalized software development costs	43,888	-

Total assets	$101,939	$129

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$5,140	$8,864
Accounts payable and accrued liabilities – related party	24,500	129
Total current liabilities	29,640	8,993

Total liabilities	29,640	8,993

Stockholders' equity (deficit):
Common stock, $0.001 par value, 490,000,000 shares
authorized, 16,428,000 and 12,328,000 shares issued and outstanding
as of September 30, 2013 and March 31, 2013, respectively	16,428	12,328
Additional paid in capital	212,945	45,851
Common stock payable	2,656	-
Accumulated deficit	(159,730)	(67,043)
Total stockholders' equity (deficit)	72,299	(8,864)

Total liabilities and stockholders' equity (deficit)	$101,939	$129

The accompanying notes are an integral part of these condensed financial statements.

DEVELOPMENT CAPITAL GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	19,674	-	19,729	214
Consulting - related party	24,000	1,500	24,000	6,000
Stock-based compensation	-	-	-	1,000
Professional fees	28,108	1,598	34,958	4,041
Research and development	14,000	-	14,000	-
Total operating expenses	85,782	3,098	92,687	11,255
Net loss from continuing operations	(85,782)	(3,098)	(92,687)	(11,255)

Discontinued operations	-	2,520	-	(7,180)

Net (loss)	$(85,782)	$(578)	$(92,687)	$(18,435)

Net loss per share - basic
Net loss per common share - basic for continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Net loss per common share - basic for discontinued operations	-	0.00	-	(0.00)
Net loss per common share - basic	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic	17,929,022	12,328,000	15,367,858	12,086,242

The accompanying notes are an integral part of these condensed financial statements.

DEVELOPMENT CAPITAL GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	September 30,	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(92,687)	$(18,435)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Stock-based compensation	-	1,000

Changes in operating assets and liabilities:
Increase in prepaid expenses	(8,744)	-
Decrease in accounts payable	(3,724)	-
Increase in accounts payable – related party	24,500	-
Decrease in accrued liabilities	(129)	-

Net cash used in operating activities	(80,784)	(17,435)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capitalized software development cost	(43,888)	-

Net cash used in investing activities	(43,888)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	173,850	-

Net cash provided by financing activities	173,850	-

NET CHANGE IN CASH	49,178	(17,435)

CASH AT BEGINNING OF PERIOD	129	17,545

CASH AT END OF PERIOD	$49,307	$110

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the six months ended September 30, 2013 are not necessarily indicative of results for the full fiscal year.

Year end
The Company’s year-end is March 31.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, bank overdraft and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through November 2013 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss from continuing operations for the six months ended September 30, 2013 of $92,687 and an extraordinary loss of $0 from discontinued operations.  As of September 30, 2013, the accumulated deficit was $159,730.  The Company’s net operating loss was primarily related to a decrease in revenue resulting from the discontinuation of certain operations of the Company. In addition, the Company’s activities during the six months ended September 30, 2013 have been financially sustained through equity financing.

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

As of September 30, 2013, the Company had accounts payable due to related parties totaling $24,500.  The accounts payable is a result of the purchase of capitalized software costs and consulting services.

On August 1, 2013, the Company entered into a consulting agreement with an entity that is owned and controlled by the President of the Company which is effective until Mr. Ricard is removed as an officer of the Company.  The monthly fee is $5,000.

On August 1, 2013, the Company entered into a consulting agreement with an entity that is a shareholder of the Company which is effective until either party provides 30 days’ notice of termination.  The monthly fee is $4,500.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 490,000,000 shares of its $0.001 par value common stock.

Common stock
During the six months ended September 30, 2013, the Company issued a total of 4,100,000 shares of common stock for cash totaling $41,050.  The Company plans to issue a total of 2,656,000 shares of common stock for cash received totaling $132,800 and has been recorded to common stock payable.

NOTE 5 – DISCONTINUED OPERATIONS

In February 2013, the Company determined to discontinue operations due to the change in control which led to a change in the management team and a change in the business plan of the Company.  The Company recorded discontinued operations of ($0) and ($7,180) for the six months ended September 30, 2013 and 2012, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  However, the safe harbors of forward-looking statements provided by Section 21E of the Securities Exchange Act of 1934 are unavailable to issuers of penny stock. Our shares may be considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 may not be available to us.

Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

Currently, we are in the private beta testing of Realty Valuator in which we are integrating data from 22 counties in South Florida so that users will be able to analyze such properties. However, before we do our larger public beta test with a larger pool of test users, we are going to be offering our Realty Valuator to a select group of test users.  From such information that we gather from the aforementioned test users, we will adjust the ease of use and the layout of the application and then follow up with a larger public beta testing.

Our anticipated launch our public beta version of Realty Valuator is planned for December of 2013.  Such launch would allow users to test our system for free while we continue to perfect the product, enhance the usability, add more needed tools, fix any bugs, do additional A and B testing, and further integrate new test areas in Florida and the rest of the United States.

In early part of January of 2014, we plan to do some test marketing to analyze the user acquisition costs, and therefore determining our retail price for new users. After we further develop a marketing strategy, we anticipate doing a larger soft launch of Realty Valuator at the end of January of 2014.  Then, we are planning that in the earlier part of February of 2014, we will start grow the user base and hit our anticipated Company milestones.

For our hard launch, our plan is to promote Realty Valuator through a large press launch, with a push out on social media and listings in South Florida press outlets. We plan to target a minimum of 1,000 users, and plan such growth will continue naturally from such promotion.  We currently are planning on the initial launch to be in 22 counties in Florida, which can be expanded eventually to 67 counties in Florida.

Results of Operations for the Six Months Ended September 30, 2013 and 2012 and for the Three Months Ended September 30 2013 and 2012

Our current business plan is to develop websites and applications. We have generated no revenue in connection with our new business operations. For the years ended March 31, 2013 and 2012, we earned revenue from commissions earned through contracted freight services. These operations, however, have been discontinued.

We had operating expenses of $92,687 for the six months ended September 30, 2013, as compared with operating expenses of $11,255 for the six months ended September 30, 2012.  Our operating expenses for the six months ended September 30, 2013 consisted of mainly of professional fees and related party consulting fees.  In comparison, our operating expenses for the six months ended September 30, 2012 consisted of mainly of professional fees and related party consulting fees.

We recorded a net loss of $92,687 from continuing operations for the six months ended September 30, 2013, as compared with a net loss of $18,435 from continuing operations for the six months ended September 30, 2012.

We had operating expenses of $85,782 for the three months ended September 30, 2013, as compared with operating expenses of $3,098 for the three months ended September 30, 2012.  Our operating expenses for the three months ended September 30, 2013 consisted of mainly of professional fees and related party consulting fees.  In comparison, our operating expenses for the three months ended September 30, 2012 consisted of mainly of professional fees and related party consulting fees.

We recorded a net loss of $85,782 from continuing operations for the three months ended September 30, 2013, as compared with a net loss of $3,098 from continuing operations for the three months ended September 30, 2012.

We anticipate our operating expenses will increase as we implement our new business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our ongoing filing requirements as a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of September 30, 2013, we had total current assets of $58,051 and current liabilities of $29,640.  Thus, we have a working capital of $28,411 as of September 30, 2013.

Operating activities used $80,784 in cash for the year ended September 30, 2013. Our net loss was the main reason for our negative operating cash flow offset mainly by a decrease in accounts payable of $3,724, an increase in prepaid expenses and an increase in accounts payable – related party of $24,500.

On June 21, 2013, we issued 4,100,000 shares of our common stock to investors for total proceeds of $41,050.  During the six month ended September 30, 2013, we received cash totaling $132,800 and are obligated to issue a total of 2,656,000 shares of common stock.  As of September 30, 2013, the shares have not been issued and are recorded as common stock payable.

As of September 30, 2013, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals.  The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of September 30, 2013, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2013, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During this quarter, we raised a total of $132,800, from 11 investors, and therefore are obligated to issue 2,656,000 shares of our restricted common stock.  As of the date of this filing, the shares have not been issued, however we will have such shares issued as soon as possible and will direct our transfer agent to issue such stock certificates with the appropriate restrictive legend affixed to the restricted stock.  These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment purposes only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising.  The use of such proceeds are planned to be used to fund our development, expansion and operational plans as discussed above in Item 2 of Part 1 of this report.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith, however, pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Development Capital Group, Inc.

Date:	November 14, 2013

	By:	s/ Johnathan Lindsay
Johnathan Lindsay
Title: Chief Executive Officer, Principal Executive Officer, and Director