Form 10-Q
period 2013-12-31
Development Capital Group, Inc.
filed 2014-02-13
CIK 1517992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

OR

☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 000-54566

Development Capital Group, Inc.

(Name of Registrant as specified in its charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	27-3746561 (IRS Employer Identification Number)

(289) 208-8052
(Registrant's telephone number)

6815 Biscayne Blvd., Suite 419, Miami, FL 33138
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,890,000 common shares as of February 13, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of December 31, 2013 and March 31, 2013 (unaudited);
F-2	Condensed Statements of Operations for the three and nine months ended December 31, 2013 and 2012 (unaudited);
F-3	Condensed Statements of Cash Flow for the nine months ended December 31, 2013 and 2012 (unaudited);
F-4	Notes to Condensed Financial Statements (unaudited).

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

DEVELOPMENT CAPITAL GROUP, INC.
CONDENSED BALANCE SHEETS
(unaudited)

	December 31,	March 31,
	2013	2013
ASSETS

Current assets:
Cash	$ 315,077	$ 129
Prepaid expenses	7,200	-
Notes receivable	70,000	-
Accrued interest receivable	329	-
Total current assets	392,606	129

Capitalized software development costs	43,888	-

Total assets	$ 436,494	$ 129

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$ 11,807	$ 8,864
Accounts payable and accrued liabilities - related party	9,500	129
Total current liabilities	21,307	8,993

Total liabilities	21,307	8,993

Stockholders' equity (deficit):
Common stock, $0.001 par value, 500,000,000 shares
authorized, 21,734,000 and 12,328,000 shares issued and outstanding
as of December 31, 2013 and March 31, 2013, respectively	21,734	12,328
Additional paid in capital	612,564	45,851
Common stock payable	2,726	-
Accumulated deficit	(221,837)	(67,043)
Total stockholders' equity (deficit)	415,187	(8,864)

Total liabilities and stockholders' equity (deficit)	$ 436,494	$ 129

The accompanying notes are an integral part of these condensed financial statements.

DEVELOPMENT CAPITAL GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the nine months ended
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012

Revenue	$ -	$ -	$ -	$ -

Operating expenses:
General and administrative	7,202	4,142	26,931	10,348
Consulting - related party	33,500	-	57,500	-
Stock-based compensation	-	-	-	-
Professional fees	21,581	1,800	56,539	5,841
Research and development	153	-	14,153	-
Total operating expenses	62,436	5,942	155,123	16,189

Net loss from operations	(62,436)	(5,942)	(155,123)	(16,189)

Other income:
Interest income	329	-	329	-

Net loss from continuing operations	(62,107)	(5,942)	(154,794)	(16,189)

Discontinued operations	-	5,960	-	(1,220)

Net (loss)	$ (62,107)	$ 18	$ (154,794)	$ (17,409)

Net loss per share - basic
Net loss per common share - basic for continuing operations	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)
Net loss per common share - basic for discontinued operations	-	0.00	-	(0.00)
Net loss per common share - basic	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average number of common
shares outstanding - basic	20,585,717	12,328,000	17,113,469	12,248,000

The accompanying notes are an integral part of these condensed financial statements.

DEVELOPMENT CAPITAL GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended
	December 31,	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (154,794)	$ (17,409)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Stock-based compensation	-	1,000
Changes in operating assets and liabilities:
Increase in prepaid expenses	(7,330)	-
Increase in accrued interest receivable	(329)	-
Increase in accounts payable	2,943	-
Increase in accounts payable - related party	9,500	-
Decrease in accrued liabilities	(129)	-
Net cash used in operating activities	(150,139)	(16,409)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds for notes receivable	(70,000)	-
Purchase of capitalized software development cost	(43,888)	-
Net cash used in investing activities	(113,888)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	578,975	-
Net cash provided by financing activities	578,975	-

NET CHANGE IN CASH	314,948	(16,409)
CASH AT BEGINNING OF PERIOD	129	17,545
CASH AT END OF PERIOD	$ 315,077	$ 1,136

SUPPLEMENTAL DISCLOSURES:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the nine months ended December 31, 2013 are not necessarily indicative of results for the full fiscal year.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, bank overdraft and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through January 2014 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss from continuing operations for the nine months ended December 31, 2013 of $154,794.  As of December 31, 2013, the accumulated deficit was $221,837.  The Company’s net operating loss was primarily related to a decrease in revenue resulting from the discontinuation of certain operations of the Company. In addition, the Company’s activities during the nine months ended December 31, 2013 have been financially sustained through equity financing.

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

NOTE 3 – NOTES RECEIVABLE

On October 30, 2013, the Company loaned $20,000 to an entity as part of a convertible promissory note with a related party.  The entity is a limited liability company owned and controlled by the President of the Company.  The note bears interest at 5% per annum and is due the earlier of October 3, 2014 or on the next equity financing raise of at least $200,000.  The principal and accrued interest shall be converted at the Company’s option at 30% discount on the price per share of the next equity financing raise.

On December 19, 2013, the Company loaned $50,000 to an entity as part of a convertible promissory note.  The note bears interest at 10% per annum and is due the earlier of June 18, 2014 or upon merger or share exchange with a public entity.  The principal and accrued interest shall be converted into 250,000 shares of post-merger shares with a public entity.

During the nine months ended December 31, 2013, the interest income was $329.  As of December 31, 2013, the balance in accrued interest receivable was $329.

NOTE 4 – RELATED PARTY TRASACTIONS

During the year ended March 31, 2013, an officer of the Company advanced $1,100 to the Company for various expenses.  During the year ended March 31, 2013, the officer agreed to forgive $971 of the advance which was recorded to additional paid in capital.  As of March 31, 2013, the remaining balance owed totaled $129 and was subsequently repaid in April 2013.

DEVELOPMENT CAPITAL GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – RELATED PARTY TRASACTIONS (CONTINUED)

As of December 31, 2013, the Company had accounts payable due to related parties totaling $9,500.  The accounts payable is a result of the consulting services.

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

As of December 31, 2013, the Company had a notes receivable of $20,000 and accrued interest receivable of $164 due from a related party.  The related party is a limited liability company owned and controlled by the President of the Company.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 500,000,000 shares of its $0.001 par value common stock.

Common stock

During the nine months ended December 31, 2013, the Company sold 12,132,000 shares of its common stock for total proceeds of $578,825. As of December 31, 2013,  9,406,000 shares were issued and the remaining 2,726,000 were issued on January 14, 2014.

NOTE 6 – DISCONTINUED OPERATIONS

In February 2013, the Company determined to discontinue operations due to the change in control which led to a change in the management team and a change in the business plan of the Company.  The Company recorded discontinued operations of ($0) and ($1,220) for the nine months ended December 31, 2013 and 2012, respectively.

NOTE 7 – SUBSEQUENT EVENTS

On December 2, 2013, the Company entered into two consulting agreements for a total of 1,500,000 shares of common stock for services to be rendered from January 1, 2014 through December 31, 2014.

On January 20, 2014, the Company issued 2,726,000 shares of common stock for cash received of $272,600 during the three months ended December 31, 2013.

On January 22, 2014, we entered into two separate Investor Relations Agreements, in which each consultant will provide investment relations services to us in exchange for $5,000.00 per month, for three months.

On January 23, 2014, we entered into an Investment Relations Agreement with another consultant in which the consultant will provide investment relation services in exchange for 25,000 shares of restricted common stock.

On January 27, 2014, the Company acquired a wholly owned subsidiary, Development Tech, Inc.  During the month ended January 31, 2014, Development Capital Group, Inc. transferred its intellectual property, right to conversion agreement and notes receivable to its wholly owned subsidiary.

DEVELOPMENT CAPITAL GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 7 – SUBSEQUENT EVENTS (CONTINUED)

On January 31, 2014, we entered into a Media & IR Service Provider Agreement, for a term of six months thereafter, in which the consultant will provide investment relations services in exchange for $30,000 USD and 300,000 shares of restricted common stock.

During the month ended January 31, 2014, the Company sold a total of 1,430,000 shares of common stock for cash of $143,000 and issued the shares in January 2014.

During the month ended January 31, 2014, the Company loaned $3,724 to an entity and executed a conversion agreement on January 16, 2014 to convert the loan into 93,100 shares of common stock of the entity.  The conversion agreement and the underlying shares were transferred to the wholly owned subsidiary.

On February 3, 2014, we entered into another Investor Relations Agreement with an additional consultant in which we will pay the consultant $5,000 per month and 100,000 shares of restricted common stock.

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

Our plan is to identify and invest in early-stage technology companies that have the potential to disrupt traditional industries and transform markets.  With experience building successful businesses, we expect our team to help companies who either have undervalued assets or whose existing businesses require capital investment in order to achieve scale. We are currently investing in and working with companies in the transportation, data analysis, and healthcare space.

RealtyValuator.com

We are currently working on an internal application known as RealtyValuator.com, which is a multi-platform application that supports real estate investors by sourcing available properties in the market and providing tools to easily evaluate and capitalize on prospective property investments.  With RealtyValuator.com, even casual home investors can access sophisticated analytical tools typically reserved for large property investment firms with a team of analysts on staff.  Customers, and real estate investors, can quickly and easily assess a wide range of criteria about a property and determine the variance between a property’s list price and its’ official valuation, and using that information, can evaluate forecasted returns on investments in a multitude of scenarios.

Given the overwhelming interest in the foreclosed property market, RealtyValuator.com was conceived and developed to help ordinary people evaluate and invest in residential real estate like a professional firm. However, in addition to appealing to a consumer market, we are looking to roll out more features for professional real estate investors that will be able to subscribe to our service. We anticipate having new applications for auction notifications and alerts, customizable fields to make smarter recommendations and recommendations, and are looking at some options to develop a localized mobile app on multiple platforms.

The salient features of RealtyValuator are as follows:

▪

Customizable selection of real estate zones

▪

Comprehensive housing data and analysis tools

▪

Local foreclosure trends, rental rates, and comparatives

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

▪

Equity and loan-to-value amounts for pre-foreclosures and auctions

▪

Judgment information, case number, and owner information

On January 30, 2014, we allowed users to sign up for access to the private beta version of RealtyValuator.com.  We plan to allow full public access to the private beta version on February 14, 2014.  Such launch would allow users to test our system for free, while we continue to perfect the product, enhance the usability, add more needed tools, fix any bugs, do additional A and B testing.

During our private beta testing we have a) commenced bug and error testing on the database loads, and have fixed the search functionality while implementing some of the custom behavior tracking of users to better user’s search patterns; b) made the website mobile responsive, which allows real estate investors to use the website on most mobile devices; and c) have currently calculated that RealtyValuator.com has over 10,000 properties in our database since launching the private beta version.  Immediately after we complete our full beta testing, we plan to do some test marketing to analyze the user acquisition costs, and therefore determine our retail price for new users and subscribers.

For our hard launch, our plan is to promote RealtyValuator.com through a large press launch, with a push out on social media and listings in South Florida press outlets. We plan to target a minimum of 1,000 users, and plan such growth will continue naturally from such promotion.  We currently are planning on the initial launch to be in 22 counties in Florida, which can be expanded eventually to 67 counties in Florida.

We are also looking at expanding outside of the Florida market. There are many areas in the United States that have a backlog of foreclosures, but real estate investors don’t have a solution in place to help them outside of their local market to evaluate the real estate properly. We anticipate, and plan, that in the next quarter to start discussions with a city outside of the state of Florida to market and expand our services.

Results of Operations for the Nine Months Ended December 31, 2013 and 2012

Our current business plan is to develop websites and applications. We have generated no revenue in connection with our new business operations. For the years ended March 31, 2013 and 2012, we earned revenue from commissions earned through contracted freight services. These operations, however, have been discontinued.

We had operating expenses of $155,123 for the nine months ended December 31, 2013, as compared with operating expenses of $16,189 for the nine months ended December 31, 2012.  Our operating expenses for the nine months ended December 31, 2013 consisted of mainly of professional fees and related party consulting fees.  In comparison, our operating expenses for the nine months ended December 31, 2012 consisted of mainly of general and administrative expenses and professional fees.

We recorded a net loss of $154,794 from continuing operations for the nine months ended December 31, 2013, as compared with a net loss of $16,189 from continuing operations for the nine months ended December 31, 2012. Our increase in net loss during the current nine month period is primarily attributable to expense related to the development of our new business model.

Results of Operations for the Three Months Ended December 31, 2013 and 2012

We had operating expenses of $62,436 for the three months ended December 31, 2013, as compared with operating expenses of $5,942 for the three months ended December 31, 2012.  Our operating expenses for the three months ended December 31, 2013 consisted of mainly of professional fees and related party consulting fees.  In comparison, our operating expenses for the three months ended December 31, 2012 consisted of mainly of general and administrative expenses and professional fees.

We recorded a net loss of $62,107 from continuing operations for the three months ended December 31, 2013, as compared with a net loss of $5,942 from continuing operations for the three months ended December 31, 2012.  The Company had net losses due to the lack of revenue.

We anticipate our operating expenses will increase as we implement our new business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our ongoing filing requirements as a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of December 31, 2013, we had total current assets of $392,606 and current liabilities of $21,307.  Thus, we have working capital of $371,299 as of December 31, 2013.

Operating activities used $150,139 in cash for the nine months ended December 31, 2013. Our net loss was the main reason for our negative operating cash flow offset mainly by an increase in accounts payable of $2,943 and an increase in accounts payable – related party of $9,500.

We used a total of $113,888 in cash towards our investing activities which included the issuance of two convertible notes receivable totaling $70,000 and an investment of $43,888 in our software development.

Financing activities consisting of the sale of 12,132,000 shares of the Company’s common stock provide cash totaling $578,975. As of December 31, 2013, 2,726,000 shares were unissued.

As of December 31, 2013, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals.  The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

 Off Balance Sheet Arrangements

As of December 31, 2013, there were no off balance sheet arrangements.

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

Our critical accounting policies are set forth in Note 2 to the financial statements.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operation, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, who also serves as  our Chief Financial Officer.  Based upon that evaluation, by our Chief Executive Officer and Chief Financial Officer, he has concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2013, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From December 2, 2013 through January 17, 2014, we raised a total of $468,100 from 15 investors, and therefore  we issued 5,206,000 shares of our restricted common stock.  Such shares of common stock were issued in accordance with exemptions from registration provided by Section 4(a)(2), Regulation D and/or Regulation S of the Securities Act of 1933, as amended (“Securities Act”).  The use of such proceeds are planned to be used to fund our development and expansion plans as discussed above in Item 2 of Part 1 of this report.

Investment Relations Agreements

Item 5 below, in regards to contracts in which there are stock issuances, are incorporated into this Item by this reference.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

This Item is not applicable.

Item 5. Other Information

Investment Relations Agreements

On January 22, 2014, we entered into two separate Investor Relations Agreements, in which each consultant will provide investment relations services to us in exchange for $5,000.00 per month, for three months.

On January 23, 2014, we entered into an Investment Relations Agreement with another consultant in which the consultant will provide investment relation services in exchange for 25,000 shares of restricted common stock exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

On January 31, 2014, we entered into a Media & IR Service Provider Agreement, for a term of six months thereafter, in which the consultant will provide investment relations services in exchange for $30,000 USD and 300,000 shares of restricted common stock exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

On February 3, 2014, we entered into another Investor Relations Agreement with an additional consultant in which we will pay the consultant $5,000 per month and 100,000 shares of restricted common stock exempt from registration exempt from registration pursuant to Section 4(a)(2) of the Securities Act, to provide us with investment relations services.

Unregistered Sales of Equity Securities

Item 2 above, is incorporated into this Item by this reference.

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

Development Capital Group, Inc.

Date: February 13, 2014	By: s/ Johnathan Lindsay Johnathan Lindsay Title: Chief Executive Officer, Principal Executive Officer, and Director

