Form 10-K
period 2014-03-31
Development Capital Group, Inc.
filed 2014-07-16
CIK 1517992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF TH E SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to___________

Commission file number: 000-54566

DEVELOPMENT CAPITAL GROUP, INC.
(Exact name of registrant as specified in its charter)

California	27-3746561
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

9190 West Olympic Blvd., Suite 200, Beverly Hills, CA 90212	(888) 415-7758
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: None   Name of each echange on which registered: Not applicable

 Securities registered pursuant to Section 12(g) of the Act:

Title of each class Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐    Accelerated filer ☐  Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter.  $25,076,971 as of March 31, 2014

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 105,542,735 common shares as of July 3, 2014

PART I

Item 1. Business

We incorporated on September 27, 2010 Clearance as the accounting acquirer under the laws of the State of Florida, as Development Capital Group, Inc. For the years ended March 31, 2012 and 2011, we provided transportation and logistics services for a wide range of manufacturing, industrial and retail customers.  In February 2013, there was a change of control and we discontinued previous operations and concurrently incubated RealtyValuator.Com (see discussion below).

Our overall business plan is the identification and investment in early-stage technology companies that have the potential to revolutionize traditional industries and transform markets.  With our collective experience of building successful businesses, we anticipate acquiring or investing in companies who either have undervalued assets or whose existing businesses require capital investment in order to achieve scale.   Currently, through our two wholly owned subsidiaries, RealtyValuator.com and Clearance.co (see discussions below) have moved from an incubation process to accelerator operations, focused on mobile, web, and user acquisition.

Clearance.co

Our wholly owned subsidiary, Clearance.co, a California corporation (“Clearance”), owns and operates the website Clearance.co. The website is an e-commerce website, which deals exclusively in discount, clearance and closeout merchandise offered exclusively to registered members.  Working directly with suppliers, or “fulfillment partners”, Clearance provides its registered users with a destination for closeout and clearance products, while giving our fulfillment partners a one-stop liquidation channel. Once users register on our website, they are then able to access our offered merchandise 24 hours a day, with the convenience of the use of a computer or internet-enabled devices.  Clearance.co is an online shopping experience that offers registered members not only savings on products, but also access to our responsive customer service team.  Nearly all of our sales are to customers located in the United States.  During the period ended March 31st 2014 no single customer accounted for more than 1% of our total net revenue.

Fulfillment Partners

With our “Fulfillment partners”, we sell such merchandise and products through our website.  We are considered to be the primary obligor for the majority of these sales transactions and we record revenue from the majority of these sales transactions on a gross basis. Our use of the term “supplier”, "partner" or "fulfillment partner" does not mean that we have formed any legal partnerships with any of our fulfillment partners. We currently have relationships with approximately 15 third parties who supply approximately 500 products, as well as most of the nine groups of products, on our website. These third-party fulfillment partners, suppliers, perform such tasks as order picking and shipping; however, we handle returns and customer service related to substantially all orders placed through our website. Revenue generated from sales on our website from fulfillment partner businesses is recorded net of returns, coupons and other discounts.

Products

Our website shopping section is organized into 9 main tabs: For Super Clearance!, Women, Men, Home, Electronics, Kids, Outdoors, Jewelry and Pets.  From time to time, as the number of products and product categories change, we may reorganize our departments and/or categories to better reflect our current product offerings.

Payment

Generally, we require verification of receipt of payment, or authorization from credit card or other payment vendors whose services we offer to our users (such as PayPal), before we ship products to consumers or business purchasers. For sales in our fulfillment partner business, we generally receive payments from our customers before our payments to our suppliers are due. However, certain merchant account providers routinely hold back a percentage of our credit sales for periods ranging from 4-6 months to offset any potential returns or refunds initiated by customers.

E-Commerce and Technology

Through e-commerce, we sell products at a significant discount than to those offered by traditional outlets.  More specifically, discount deals sites and flash sales sites have experience growth, due to a combination of factors, in particular, these e-commerce businesses have taken advantage of lower disposable incomes in conjunction with businesses trying to draw in customers.  Furthermore, the growing number of mobile internet connections has promoted a demand for discount deal websites.

We use our internally developed e-commerce website and a combination of proprietary technologies and commercially available licensed technologies and solutions to support our operations. We use the services of multiple telecommunications companies to obtain connectivity to the Internet. Currently, our primary computer infrastructure is located in a dedicated facility in Dallas, Texas.  Also, at our hosting infrastructure we have computer infrastructure, which we use primarily for backups, development, and testing.

Advantages to E-Commerce

Our users take advantage of our e-commerce platform by making their purchases directly from their computer or device with internet access, and then have their products delivered directly to their specified address. Clearance’s keys to success via e-commerce include:

•

Driving traffic to an inviting and user-friendly homepage.

•

Building excellent vendor relationships to offer great products at attractive prices with responsive customer service.

•

Building excellent merchant account relationships.

•

Sourcing quality and unique products that offer great value to our registered users yielding high margins of profits.

•

Clearly listing products on the website with concise descriptions and pricing.

•

Configuring placement of products according to our planned strategy including loss leader, highest margin, and brand recognition concepts.

•

Highly encouraging membership registration in order to market back to our registered users via email to entice repeat customer business.

•

Creating an effective social media strategy to offer testimonials, coupons and contests across all relevant social media platforms.

•

Creating an effective marketing and search engine optimization strategy.

•

Consistently analyzing the competitive landscape.

•

Efficiently managing all logistics of the website to ensure prompt deliver, inventory control and return of merchandise.

•

Hiring a team of bright and motivated employees, and creating a successful company culture.

Sales and Marketing

We use a variety of methods for our sales and marketing to target our consumer audience, including online campaigns, such as advertising through portals, keywords, search engines, affiliate marketing programs, social coupon websites, banners, e-mail, direct mail and viral and social media campaigns. We generally hire third parties to develop our campaigns and advertising.

Customers and Customer Service

Customers are the lifeblood of every business, whether a company is selling B2C, B2B or B2B2C.   Market analysis is necessary to understand our customer segmentation and how relevant and closely the offered products on our website are aligned with market customers.  Our goal is to secure and price quality products so that our customers span across all market segments.

We are committed to providing superior customer service. Our customer service team with dedicated in-house and outsourced professionals respond to e-mail inquiries on products, ordering, shipping status, returns and other areas of customer inquiry through the website.

Realty Valuator

Through our wholly owned subsidiary Development Tech, Inc., a Nevada corporation (“DTI”), we own and operate our real estate website RealtyValuator.com. RealtyValuator.com, is a multi-platform application that supports real estate investors by sourcing available properties in the market and providing tools to easily evaluate and capitalize on prospective property investments.  With RealtyValuator.com, even non-professional residential real estate investors can access sophisticated analytical tools typically reserved for large property investment firms with a team of analysts on staff.  Customers, and real estate investors, can quickly and easily assess a wide range of criteria about a property and determine the variance between a property’s list price and its’ official valuation, and using that information, can evaluate forecasted returns on investments in a multitude of scenarios.

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

The salient features of RealtyValuator.com are as follows:

•

Customizable selection of real estate zones.

•

Comprehensive housing data and analysis tools.

•

Local foreclosure trends, rental rates, and comparatives.

•

Property updates and alerts.

•

Outstanding loan amounts and position on foreclosure properties.

•

Default amounts, auction updates, owner name and lender name.

•

Sales history and property info for 400-500 houses per week.

•

Estimated values, comp sales, comp listings and nearby foreclosure.

•

Equity and loan-to-value amounts for pre-foreclosures and auctions.

•

Judgment information, case number, and owner information.

On January 30, 2014, we allowed users to sign up for access to the private beta version of RealtyValuator.com.  We opened full public access to the private beta version on February 14, 2014.  Such launch would allow users to test our system at no charge, while we continue to perfect the product, enhance the usability, add more needed tools, fix any bugs, and complete additional alpha and beta testing.

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

Competition

The competitive landscape for Clearance.co currently consists of online retailers such as Beyond The Rack, NoMoreRack, Zulily, Amazon, Overstock.com and other similar overstock & clearance e-commerce companies.   Clearance.co is positioned to become a leader in this field in a rapidly growing marketplace.   With only a marginal percentage of retail commerce transacting via online, we believe that an advantage exists as consumers continue to migrate to the online space instead of traditional shopping venues.

There are many applications in the current market that are similar to RealtyValutor.com, including but not limited to private real estate investment firms, Zillow.com, RealtyTrack.com, and Foreclosure.com, that are designed as tools to for real estate investors to understand the cost of converting a foreclosure property into a positive cash-flow rental.  RealtyValuator.com offers a less expensive set of tools that gives the small real estate investors similar access to big data as large real estate investment firms.

Intellectual Property and Trade Secrets

We regard our domain names and similar intellectual property as critical to our success and the future of our business. We rely on a combination of laws and contractual restrictions with our employees, customers, suppliers, affiliates and others to establish and protect our proprietary rights, including the laws pertaining to trade secrets. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property or trade secrets without authorization. In addition, we cannot ensure that others will not independently develop similar intellectual property.  Currently, we own and operate Clearance.co, Realtyvaluator.com and DevelopmentCapitalGroup.com, and own the aforementioned domain names, and the domain name Eclearanceoutlet.com.

Government Approval and Regulation

We are subject to government regulation in many areas, including but not limited to user privacy, telecommunications, and data protection. The application of these laws and regulations to our business is often unclear and sometimes may conflict. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, advertising, and others will apply. Nonetheless, laws and regulations directly applicable to the Internet, communications, commerce, and advertising are becoming more prevalent. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted covering issues such as user privacy, content, quality of products and services and much more. Further, the growth and development of the market for e-commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, which may impose additional burdens on companies conducting business online. Compliance with these regulations may involve significant costs or require changes in business practices that result in reduced revenue. Noncompliance could result in penalties being imposed on us or orders that we stop the alleged noncompliant activity.

Currently, we do not need government approval in connection with our products or services.

Environmental Laws

To the knowledge of management, neither the Company, nor its subsidiaries have caused or permitted, any hazardous material to be used, placed, stored, or disposed of on or under any real estate owned, leased or operated by or any off-site location, except in compliance with applicable environmental law. Additionally, we have not received any environmental notices or aware of any environmental issues arising from or relating to our business operations.

Employees

As of March 31, 2014, the Company and its subsidiaries had nine (9) full time employees and seven (7) independent contractors.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described below.  You should carefully consider the risks described below and all other information contained in our Annual and Quarterly reports, and this Current Report on Form 10-K, including our audited financial statements and related notes, which could materially and adversely affect our business, results of operations or financial condition. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may materially affect our business, results of operations, or financial condition. If any of these risks occur, the trading price of our common stock could decline.

Risks Associated with our Business and Industry

Because we have a short operating history in an evolving industry, our past results may not be indicative of future performance, and our future performance may fluctuate materially and increase your investment risk.

We have a short operating history in a rapidly evolving industry that may not develop as expected, if at all. Our relatively short operating history makes it difficult to assess our future prospects. You should consider our business and prospects in light of the risks and difficulties we may encounter.

Our future success will depend in large part upon our ability to, among other things:

•

acquire new customers who purchase products from us at the same rate and of the same type as existing customers;

•

retain our existing customers and have them continue to purchase products from us at rates and methods consistent with their prior purchasing behavior;

•

encourage customers to expand the categories of products they purchase from us;

•

attract new vendors to supply quality products that we can offer to our customers at attractive prices;

•

retain our existing vendors and have them supply additional quality products that we can offer to our customers at attractive prices;

•

increase the awareness of our brand;

•

provide our customers and vendors with a superior experience;

•

fulfill and deliver orders in a timely way and in accordance with customer expectations, which may change over time;

•

respond to changes in consumer access to and use of the Internet and mobile devices;

•

react to challenges from existing and new competitors;

•

expand our business in new and existing markets, both domestic and international;

•

avoid interruptions or disruptions in our business;

•

develop a scalable, high-performance technology and fulfillment infrastructure that can efficiently and reliably handle increased usage, as well as the deployment of new features and the sale of new products and services;

•

respond to macroeconomic trends; and

•

hire, integrate and retain talented personnel.

We experience seasonal trends in our business and our mix of product offerings, which change from day-to-day and quarter-to-quarter. This variability makes it difficult to predict sales and can result in significant fluctuations in our net sales from period-to-period. We base our expense levels and investment plans on our estimates of net sales and gross margins.

The cumulative effects of these factors or our inability to manage any of the risks and difficulties identified above and elsewhere in this section could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or investors for any period. If our net sales or operating results fall below the expectations of investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of investors, the price of our stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated net sales or earnings forecasts that we may provide.

If we fail to effectively manage our growth, our business, financial condition and operating results could be harmed.

To effectively manage our growth, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems and expand, train and manage our employee and contractor base. To support continued growth, we must effectively integrate, develop and motivate a large number of new employees, while maintaining our corporate culture.

We have incurred significant operating losses in the past, and we may not be able to generate sufficient net sales to achieve or maintain profitability. Our recent net sales growth may not be sustainable, and a failure to maintain an adequate growth rate will materially and adversely affect our business, financial condition and operating results.

The business of selling products over the Internet, particularly on the flash sales model, is dynamic and relatively new. The market segment for the flash sales model has grown significantly, and this growth may not be sustainable. If customers cease to find the flash sales model shopping experience fun and a good value, or otherwise lose interest in shopping in this manner, we may not acquire new customers at rates consistent with historical or projected periods, and existing customers’ buying patterns and levels may be less than historical or projected rates.

Our success depends on our ability to attract customers in a cost-effective manner. Our decisions regarding investments in customer acquisition substantially depend upon our analysis of the net sales generated from customers we acquired in earlier periods. If our assumptions regarding our customer acquisition investment and resulting net sales from these customers, including those relating to the effectiveness of our marketing expenditures, prove incorrect, our ability to generate net sales from our investments in new customer acquisitions may be less than we have assumed and than we have experienced in the past. In such case, we may need to increase expenses or otherwise alter our strategy, and our business, financial condition and operating results may be materially and adversely affected.

Our business is highly dependent upon email and other messaging services for promoting our sites and products. We provide daily emails and mobile alerts to subscribers informing them of what is available for purchase on our sites that day, and we believe these emails are an important part of our customer experience and help generate a substantial portion of our net sales. If we are unable to successfully deliver emails or other messages to our subscribers, or if subscribers decline to open our emails or messages, our net sales and profitability would be adversely affected.

We accept payments using a variety of methods, including credit card, debit card, and PayPal. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with the rules or requirements of any provider of a payment method we accept, among other things, we may be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit and debit card payments from consumers or facilitate other types of online payments. If any of these events were to occur, our business, financial condition and operating results could be materially and adversely affected.

Government regulation of the Internet and e-commerce is evolving, and un-favourable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.

Our failure or the failure of third-party service providers to protect our sites, networks and systems against security breaches, or otherwise to protect our confidential information, could damage our reputation and brand and substantially harm our business and operating results.

Our business depends on network and mobile infrastructure, our single third-party data center hosting facility, other third-party providers and our ability to maintain and scale our technology. Any significant interruptions or delays in service on our sites or any undetected errors or design faults could result in limited capacity, reduced demand, processing delays and loss of customers or vendors.

General Risks

Our management team has limited experience managing a public company, and regulatory compliance may divert its attention from the day-to-day management of our business.

Our results could be adversely affected by natural disasters, public health crises, political crises or other catastrophic events. Our principal offices are located in Los Angeles, California, an area that has experienced earthquakes in the past, and are thus vulnerable to damage. Natural disasters, such as hurricanes, tornadoes, floods, earthquakes and other adverse weather and climate conditions; unforeseen public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war and other political instability; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations or the operations of one or more of our vendors. In particular, these types of events could impact our product supply chain from or to the impacted region and could impact our ability or the ability of third parties to operate our sites. In addition, these types of events could negatively impact consumer spending in the impacted regions or depending upon the severity, globally. To the extent any of these events occur, our business, financial condition and operating results could be materially and adversely affected.

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from growing.

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

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock may be considered a “penny stock”. Therefore, we will become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers. Rule 15g-9 defines an “established customer” as any person for whom the broker or dealer or a clearing broker acting on behalf of such broker or dealer carries an account, and who in such account: (i) has effected a securities transaction, or made a deposit of funds or securities, more than one year previously or (ii) has made three purchases of penny stocks that occurred on separate days and involved different issuers. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.  Our common stock may not qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Item 1B. Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Properties

The Company does not own any real estate or other properties.  Clearance.co’s office is located at 984 Monument Street, Pacific Palisades, CA 90254.  For such office space we pay approximately $5,500 per month, and have a lease for 12 months that expires in August 2014.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “DLPM” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc. Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA.  Consequently, market makers that once quoted our shares on the OTCBB system may no longer be posting a quotation for our shares. As of the date of this report, however, our shares are eligible for quotation on the OTCQB. The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting. Our reporting is presently current and, since inception, we have filed our SEC reports on time.

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

Fiscal Year Ending March 31, 2014
Quarter Ended	High $	Low $
March 31, 2014	0.73	0.35
December 31, 2013	0.41	0.13
September 30, 2013	0.20	0.11
June 30, 2013	0.13	0.11

Fiscal Year Ending March 31, 2013
Quarter Ended	High $	Low $
March 31, 2013	0.15	0.08
December 31, 2012	0.25	0.15
September 30, 2012	0.15	0.15
June 30, 2012	0.75	0.10

Fiscal Year Ending March 31, 2012
Quarter Ended	High $	Low $
March 31, 2012	0.25	0.25
December 31, 2011	n/a	n.a
September 30, 2011	n/a	n.a
June 30, 2011	n/a	n.a

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

Holders of Our Common Stock

Currently, we have forty-five (45) holders of record of our common stock.

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

Recent Sales of Unregistered Securities

Per audited equity schedule - 12,132,000 shares sold for $875,970 and 3,555,000 issued for services.

On June 21, 2013, we issued 4,100,000 shares of our common stock to investors for total proceeds of $41,000. The shares were issued in reliance upon the exemption from registration contained in Section 4(2), Regulation D and Regulation S of the Securities Act of 1933, as amended (the “Act”).

On December 19, 2013, we issued 5,306,000 shares of our common stock to investors for total proceeds of $265,300. The shares were issued in reliance upon the exemption from registration contained in Section 4(2), Regulation D and Regulation S of the Securities Act of 1933, as amended (the “Act”).

Securities Authorized for Issuance under Equity Compensation Plans

We did not issue any securities under any equity compensation plan as of March 31, 2014.

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

Results of Operations for the Period Ended March 31, 2014

Our primary focus is to continue the development and growth of Clearance.co. We have generated $3,063,875 million in connection with our business operations. For the period from April 22, 2013 (inception) to March 31, 2014, we earned revenue from e-commerce retail sales under our new business model.

We had operating expenses of $2,989,658 for the period from April 22, 2013 (inception) to March 31, 2014.  Our operating expenses consisted of primarily of advertising and marketing expenses, general and administrative expenses, staff salaries and wages, and selling expenses.

We recorded a net loss of $2,112,218 from operations for the period from April 22, 2013 (inception) to March 31, 2014.

We anticipate our operating expenses will increase as we implement our business plan and continue to drive growth. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our ongoing filing requirements as a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of March 31, 2014, we had total current assets of $1,099,234  and current liabilities of $1,978,463 .  Thus, we have a working capital deficit of $879,229 as of March 31, 2014.

Operating activities used $750,194 in cash for the period ended March 31, 2014. Our net loss was the main reason for our negative operating cash flow offset mainly by an increase in accounts payable of $1,635,498 .

As of March 31, 2014, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals.  The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements.

We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. We incurred a net loss for the period of inception, April 22, 2013 through March 31, 2014 of $2,112,217 due to an increase in expenses to obtain e-commerce revenue. In addition, our activities during the year ended March 31, 2014 have been financially sustained through debt and equity financing.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues while controlling our costs to obtain these revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Off Balance Sheet Arrangements

As of March 31, 2014, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firm
F-2	Balance Sheet as of March 31, 2014
F-3	Statement of Operations for the period from April 22, 2013 (inception) to March 31, 2014
F-4	Statement of Stockholders’ Equity for the period from April 22, 2013 (inception) March 31, 2014
F-5	Statement of Cash Flows for the years ended March 31, 2014
F-6	Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Development Capital Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Development Capital Group, Inc. and Subsidiaries as of March 31, 2014 and the related statement of operations, stockholders’ deficit, and cash flows for the period from April 22, 2013 (inception) to March 31, 2014. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Development Capital Group Inc. and Subsidiaries of March 31, 2014 and the related statements of operations, stockholders’ deficit, and cash flows for the period from April 22, 2013 (inception) to March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The  accompanying  financial  statements  have  been  prepared  assuming  that  the  entity  will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Las Vegas, Nevada
July 15, 2014

702-735-5030, 8880 West Sunset Road,Third Floor, Las Vegas NV 89148, www.llbradford.com

Development Capital Group, Inc. and Subsidiaries
Consolidated Balance Sheet

March 31,
2014
ASSETS:
Current assets:
Cash and cash equivalents	$297,146
Marketable securities	3,724
Prepaid expenses	163,400
Inventory	131,854
Note receivable	76,420
Note receivable – related party	230,365
Merchant reserve account	196,325
Total current assets	1,099,234

Fixed assets:
Office equipment, net of accumulated depreciation of $818	4,538

Other assets:
Other assets	7,650
Deposits held	4,935
Total other assets	12,585
TOTAL ASSETS	$1,116,357

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,929,642
Accrued interest	33,821
Reserve for returns and allowances	15,000
Total current liabilities	1,978,463

Long-term liabilities:
Convertible notes payable	799,988
Total long-term liabilities	799,988

Stockholders’ (deficit)
Common stock, $0.001 par value; 5000,000,000 shares authorized;
105,542.735 shares issued and outstanding at March 31, 2014	105,543
Additional paid-in capital	344,580
Accumulated (deficit)	(2,112,217)
Total stockholders’ (deficit)	(1,662,094)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$1,116,357

The accompanying notes are an integral part of these financial statements.

Development Capital Group, Inc. and Subsidiaries
Consolidated Statement of Operations

April 22, 2013
(Inception) to
March 31,
2014
REVENUE:
Sales, net of allowances	$3,063,875
Cost of goods sold	2,151,177
Gross profit	912,698

Operating expenses:
Selling expenses	281,213
Promotional and marketing expenses	2,170,317
General and administrative expenses	215,082
Salaries and wages	323,046
Total operating expenses	2,989,658

Net (loss) from operating activities	(2,076,960)

Other (expense):
Interest expense, net	(35,258)
Total other (expense)	(35,258)

Provision for income tax	-

NET (LOSS)	$(2,112,218)

Net (loss) per common share – Basic and diluted	$(0.03)
Weighted average common shares outstanding – Basic and diluted	77,383,383

The accompanying notes are an integral part of these financial statements.

Development Capital Group, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ (Deficit)

					Total
	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance, April 22, 2013 (inception)	-	$-	$-	$-	$-

Founders’ shares issued for services	77,527,735	77,527	-	-	77,527

Recapitalization - merger	28,015,000	28,015	344,580	-	372,595

Net (loss)	-	-		(2,112,217)	(2,112,217)

Balance, March 31, 2014	105,542,735	$105,543	$(1,519,769)	$(2,112,217)	$(1,662,094)

The accompanying notes are an integral part of these financial statements.

Development Capital Group, Inc. and Subsidiaries
Consolidated Statement of Cash Flows

April 22, 2013
(Inception) to
March 31,
2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,112,217)
Adjustments to reconcile net (loss) from operations to
net cash used in operating activities:
Stock issued for services	10,000
Depreciation	818
Changes in operating assets and liabilities:
(Increase) in inventory	(131,854)
(Increase) in other assets	(4,935)
(Increase) in reserves	(196,325)
Increase in accounts payable and accrued expenses	1,635,498
Increase in accrued interest	33,821
Increase in allowance for returns	15,000
Net cash provided by operating activities	(750,194)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in merger	252,708
Purchase of fixed assets	(5,356)
Net cash (used) in investing activities	(247,352)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	799,988
Net cash provided by financing activities	799,988

NET INCREASE IN CASH	297,146
Cash – beginning	-
CASH – ENDING	$297,146

SUPPLEMENTAL DISCLOSURES
Interest paid	$-
Income tax paid	$-

SUPPLEMENTAL NON-CASH DISCLOSURES:
Shares issued in connection with merger activities	$372,595

The accompanying notes are an integral part of these financial statements.

 Development Capital Group, Inc. and Subsidiaries

Notes to the Financial Statements

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business

The Company was incorporated on September 27, 2010 under the laws of the State of Florida, as Development Capital Group, Inc. The Company has two wholly-owned subsidiaries, Clearance.Co, and Development Tech, Inc. The Company seeks to identify and invest in early-stage technology companies that have the potential to revolutionize traditional industries and transform markets. Clearance.Co, a California corporation, was incorporated on April 22, 2013 (Date of Inception) and is an online retailer offering discount brand name, non-brand name and closeout merchandise for sale on its website to primarily consumers. Development Tech, Inc., a Nevada corporation, operates the website RealtyValuator.com., an application that supports real estate investors by identifying available properties and providing tools to easily evaluate prospective investment properties.

On March 31, 2014, the Company completed a reverse merger with privately-held Clearance.Co. In exchange for all of Clearance.Co’s outstanding shares, the Company issued 77,527,735 shares common shares for approximately 73.5% interest in the Company. Clearance.Co’s convertible note obligations totaling $799,988  were also assumed by the Company as part of the transaction.

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, and are expressed in U.S. dollars.

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

Concentration of credit risk

The Company primarily transacts its business with one financial institution. The amount on deposit in that one institution may from time to time exceed the federally-insured limit.

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

Development Capital Group, Inc. and Subsidiaries
Notes to the Financial Statements

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014. The respective carrying value of certain on- balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, accounts payable, accrued expense, and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

As of March 31, 2014:

Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Notes Receivable		$ 304,865		$ 304,865
Liabilities
Convertible Notes Payable		$ 799,988		$ 799,988

Inventory

Inventories consist of merchandise held for sale in the ordinary course of business, including cost of freight  and  other  miscellaneous  acquisition  costs,  and  are  stated  at  the  lower  of  cost,  or  market determined on the first-in-first-out basis. The Company records a write-down for inventories, which have become obsolete or are in excess of anticipated demand or net realizable value. The Company performs a detailed review of inventory each period that considers multiple factors including demand forecasts, market conditions, product life cycle status, product development plans and current sales levels. If future demand or market conditions for the Company’s products are less favorable than forecasted or if unforeseen changes negatively affect the utility of the Company’s inventory, it may be required to record additional write-downs, which would negatively affect gross margins in the period when the write-downs are recorded. If actual market conditions are more favorable, the Company may have higher gross margins when products incorporating inventory that were previously written down are sold.

Development Capital Group, Inc. and Subsidiaries

Notes to the Financial Statements

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and equipment

The Company records all property and equipment at cost less accumulated depreciation.  Improvements are capitalized while repairs and maintenance costs are expensed as incurred.  Depreciation is calculated using the straight-line method over  the estimated useful life of the assets or the lease term, whichever is shorter. Leasehold improvements include the cost of the Company’s internal development and construction department. Depreciation periods are as follows:

-

Computer equipment       3 years

-

Furniture and fixtures      7 years

Stock based compensation

The Company records stock-based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

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

Revenue recognition

Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectability is probable. Sales are recorded net of sales discounts.

The Company allows refunds for only incorrect items or a damaged or defective item within 15 days of receiving the product.  The Company does not honor warranties for damaged or defective items beyond

15 days of receiving the product.

Advertising and marketing costs

The Company expenses all costs of advertising and marketing costs as incurred.  Advertising and marketing costs totaled $2,170,317 for the period of inception (April 22, 2013) to March 31, 2014.

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

Development Capital Group, Inc. and Subsidiaries

Notes to the Financial Statements

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes (continued)

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of March 31, 2014, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of March 31, 2014, no income tax expense has been incurred.

Loss per common share

Net loss per share is provided in accordance with ASC Subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of the statements of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.  Loss per common share has been computed using the weighted average number of common shares outstanding during the year.

New recent pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. There are no new accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses for the period of inception (April 22, 2013) to March 31, 2014 of $2,112,218. In addition, the Company’s development activities for the period of inception (April 22, 2013) to March 31, 2014 have been financially sustained through convertible debt financing and sales of common stock.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock or through debt financing and, ultimately, the achievement of significant operating revenues and cost control measures. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Development Capital Group, Inc. and Subsidiaries

Notes to the Financial Statements

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

On December 19, 2013, the Company loaned $54,500 to an entity as part of a convertible promissory note.  The note bears interest at 10% per annum and is due the earlier of June 18, 2014 or upon merger or share exchange with a public entity.  The principal and accrued interest shall be converted into 250,000 shares of post-merger shares with a public entity.

On December 30, 2013, the Company loaned $349,097 to an entity controlled by the CEO as part of a non-interest bearing promissory note.  The note balance at March 31, 2014 was $230,365.

During the year ended March 31, 2014, the interest income was $1,920.  As of March 31, 2014, the balance in accrued interest receivable was $1,920.

NOTE 4 – INVENTORY

The following is a summary of inventories:

March 31, 2014

Finished Goods	$ 131,854

NOTE 5 – FIXED ASSETS

The following is a summary of fixed assets:

March 31, 2014

Computer Equipment	$ 5,356
Less: accumulated depreciation	(818)
Fixed Assets, Net	$ 4,358

Depreciation expense for the period of inception (April 22, 2013) to March 31, 2014 was $818.

NOTE 6 – NOTES PAYABLE – CURRENT

On June 5, 2013, the Company executed an unsecured promissory note with a third party for $20,000. The loan was repaid in full with accrued interest of $1,400 on December 9, 2013.

Development Capital Group, Inc. and Subsidiaries

Notes to the Financial Statements

NOTE 7 – CONVERTIBLE NOTES PAYABLE – LONG TERM

On September 1, 2013, the Company executed an unsecured promissory note with a third party for $303,000.   The loan bears 12% interest and is due on September 1, 2015 with a balloon payment of principal and accrued interest.  The note is convertible into shares of the Company’s common stock at $0.1389 per share.  During the period of inception (April 22, 2013) to March 31, 2014, accrued interest expense was $21,019.

On December 12, 2013, the Company executed an unsecured promissory note with a third party for $200,000. The loan bears 12% interest and is due on December 12, 2015 with a balloon payment of principal and accrued interest.  The note is convertible into shares of the Company’s common stock at $0.1389 per share.  During the period of inception (April 22, 2013) to March 31, 2014, accrued interest expense was $7,167.

On February 1, 2014, the Company executed an unsecured promissory note with a third party for $300,000. The loan bears 12% interest and is due on February 1, 2016 with a balloon payment of principal and accrued interest.  The note is convertible into shares of the Company’s common stock at $0.1389 per share.  During the period of inception (April 22, 2013) to March 31, 2014, accrued interest expense was $5,635.

NOTE 8 – LEASE OBLIGATIONS

The Company leases its office space under an operating lease agreement that expires August 12, 2014. Future minimum lease payments for the upcoming year through lease expiration are approximately $20,200.

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 500,000,000 shares of its $0.001par value common stock.

Common stock

For the period of inception (April 22, 2013) to March 31, 2014, the Company sold and issued 12,132,000 shares of its common stock for total proceeds of $578,825. On March 31, 2014, the Company issued 77,527,735 shares in connection with the Clearance.Co transaction as more fully described in Note 1.

NOTE 10 – RELATED PARTY TRANSACTIONS

On August 1, 2013, the Company entered into a consulting agreement with an entity that is owned and controlled by the President of the Company which is effective until Mr. Ricard is removed as an officer of the Company.  The monthly fee was $5,000. The payments were ceased in May 2014.

On August 1, 2013, the Company entered into a consulting agreement with an entity that is a shareholder of the Company which is effective until either party provides 30 days’ notice of termination.  The monthly fee was $4,500. The payments were ceased in May 2014.

As of March 31, 2014, the Company had notes receivable due a related party limited liability company controlled by the CEO and shareholder totaling $230,365.  The note receivable is due upon demand and bears no interest.

As of March 31, 2014, the Company had a notes receivable of $20,000 and accrued interest receivable of $164 due from a related party.  The related party is a limited liability company owned and controlled by the President of the Company.

Development Capital Group, Inc. and Subsidiaries

Notes to the Financial Statements

NOTE 11 – INCOME TAXES

At March 31, 2014, the Company had a federal operating loss carry-forwards of $2,708,303, which begin to expire in 2033.

Components of net deferred tax assets, including a valuation allowance, are as follows at March 31, 2014:

Deferred tax assets:
Net operating loss carryforward	$ 947,906
Total deferred tax assets	947,906
Less: Valuation allowance	(947,906)
Net deferred tax assets	$ -

The valuation allowance for deferred tax assets as of March 31, 2014 was $947,906 which will begin to expire 2033. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2014 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at March 31, 2014:

Federal statutory rate	35.0%
State taxes, net of federal benefit	0.00%
Valuation allowance	(35.0%)
Effective tax rate	0.0%

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

During the last two fiscal years, we have had no disagreements with our accountants on accounting and financial disclosure.

On May 28, 2013, our board of directors approved the engagement of L.L. Bradford & Company, LLC, as our new independent registered public accounting firm and on June 28, 2013 we dismissed Thomas A. Ralston, CPA, our former independentregistered public accounting firm.  The engagement of L.L. Bradford & Company, LLC and dismissal of Thomas A. Ralston, CPA was previously reported in the Current Report on Form 8-K filed with the SEC on July 2, 2013.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being March 31, 2014. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2014, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending March 31, 2015: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our officers and directors as of the date of this Annual Report are as follows:

Name	Age	Position Held with the Company
Shahbod Rastegar	42	Chief Executive Officer, Chairman of the Directors, and Directors
Andrew Fleischer	45	Chief Financial Officer, Treasurer and Director
Joseph Ricard	30	President, Director
Johnathan Lindsay	37	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Shahbod Rastegar, is the founder, Chief Executive Officer, and Chairman of Board of Clearance.co.  From its inception on April 22, 2013, until present, he has run the day-to-day operations of Clearance.co and the development of strategic opportunities.  Prior to Clerarance.co, Mr. Rastegar was a co-founder of NextStepSocial, a social media agency focused on creating engagement, influence, awareness and action for corporate brands, products, celebrities, athletes and publications.  Earlier in his career, Mr. Rastegar served as the president and co-founder of Metrix360, LLC and Pacific Media Project, both trusted Internet consulting agencies specializing in e-commerce marketing strategies.  In 1999, Mr. Rastegar was the VP and co-founder of TrafficMarketPlace, which is still one of the top 10 largest ad distribution networks in the world.  TrafficMarketPlace, now renamed epicmarketplace.com, was sold to Vivendi/Universal in 2001.  Mr. Rastegar began his Internet media career in 1998 at L90, Inc., a leading digital advertising network, as VP of sales.  L90 executed a successful IPO on the NASDAQ exchange in 2000.  Prior to L90, Mr. Rastegar served as Director of Sales at Servinet Consulting, a San Francisco based company specializing in providing custom network infrastructure, client/server software, Internet/Intranet development, and e-business integration.  The Company’s Board of Directors decided to appoint Mr. Rastegar to his positions with the Company due to his e-Commerce and digital marketing experience and his knowledge of public companies.

Andrew Fleischer, joined Clearance.co as its Chief Financial Officer in February 2014. His primary duties involve overseeing the company’s financial reporting, fundraising, and advising on business strategy. Mr. Fleischer is the President of Strategic CFO Services, LLC, a Maryland-based business advisory professional services firm that provides CFO consulting services to technology firms, manufacturers and distributors, contractors, and other service businesses.  From 2008 to 2010, Mr. Fleischer was the Chief Financial Officer, North America, of GoIndustry-DoveBid PLC, a publicly-traded international e-Commerce leader in the online auction of used industrial assets. Mr. Fleischer played a key role in the integration of US-based DoveBid, Inc. into London-based GoIndustry PLC. From 2000 to 2008, Mr. Fleischer was the Chief Financial Officer of Alabanza Corporation and BulkRegister.com, Inc., industry leading Internet infrastructure companies. From 2004 to 2008, Mr. Fleischer was a Director and Treasurer of privately-held Alabanza Corporation. In 2006 and 2007, Mr. Fleischer led two successful divestiture transactions to sell BulkRegister and Alabanza to achieve shareholder objectives. From 1996 to 2000, Mr. Fleischer held financial and systems management positions with Honeywell that included implementing new financial systems and pricing service contracts. From 1990 to 1996, Mr. Fleischer held auditing and advisory roles with national and regional public accounting firms. Mr. Fleischer is a licensed Certified Public Accountant (CPA) and received his Master’s in Business Administration (MBA) from The Johns Hopkins University.  The Company’s Board of Directors decided to appoint Mr. Fleischer to his positions with the Company due to his accounting and financial strategy background, e-Commerce and technology industry experience, and contacts with banking institutions.  At this time, we do not have a direct compensation agreement with Mr. Fleischer.

Joseph Ricard, started his first company at 22 while sitting in his dorm room at FSU. By the time he graduated he had hired fellow students to help build websites and fix computer issues in the Tallahassee area. After graduating at Florida State University with a degree in Information Technology, he took his passion west and joined a close friend Ilya Pozin in his Web Development startup Ciplex. Today Ciplex is the largest web development company in Los Angeles.  After leaving Los Angeles, Joseph headed to Miami, Florida, where he met and partnered with Ben Way, on a cloud-computing platform from London. Later Joseph focused on his own startup creating a company European Navigation Services based out of Bremerhaven, Germany, which expanded to offer homologation throughout the European market. By the age of 28, Joseph’s company was generating over $1.8mm in sales solely from a laptop. Joseph then founded a music app that worked anywhere in the world called Tunebash, which is one of the largest trending music apps in the Philippines. Today, Joseph runs a publicly traded company called Development Capital Group, which seeks out to acquire innovative technology that focus on changing industries which is completely scalable for application or enterprise use.

Johnathan Lindsay, has served as an officer and director of the Company since February 21, 2013, before such time he served as a Director, Secretary, Treasurer of Duma Energy Corp., previously known as Strategic American Oil Corporation from its inception to May 31st, 2011. He was co-founder of the company and also served as CFO from April 2007 to May 2011. Prior to his role with Duma, Mr. Lindsay served as Secretary and Treasurer of Uranium Energy Corp. from its inception in 2003 to 2006. Mr. Lindsay also co-founded Bullfrog Gold Corp. and Continental Resource Group (previously American Energy Fields, Inc.). He studied business at British Columbia Institute of technology in 1999 and 2000.  Mr. Lindsay has not had any material direct or indirect interest in any of our transactions or proposed transactions over the last two years.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and Chairman of the Board of Directors, Shahbod Rastegar, at the address appearing on the first page of this annual report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended March 31, 2014, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended March 31, 2014:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form

Shoubi Rastegar CEO, Chairman of the Board of Directors, and Director	0	0	0
Andrew Fleisher CFO, Treasurer and Director	0	0	0
Joseph Ricard President and Director	0	0	0
Johnathan Lindsay	0	0	0

Code of Ethics

We have not adopted a Code of Ethics that applies our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officer for all services rendered in all capacities to us for the periods ended March 31, 2014 and 2013.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Shahbod Rastegar CEO, Chairman of the Board of Directors, and Director	2014 2013	30,000 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	30,000 n/a

Andrew Fleischer CFO, Treasurer and Director	2014 2013	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	12,000 n/a	12,000 n/a

Joseph Ricard President and Director	2014 2013	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	40,000 n/a	40,000 n/a

Johnathan Lindsay CEO, CFO and Director	2014 2013	0 0	0 0	50,000 0	0 0	0 0	0 0	50,000 0	50,000 0

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of March 31, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Shahbod Rastegar	-	-	-	-	-	-	-	-	-

Andrew Fleischer	-	-	-	-	-	-	-	-	-

Joseph Ricard	-	-	-	-	-	-	-	-	-

Johnathan Lindsay	-	-	-	-	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of  July 3, 2014, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership 1	% of Common Stock 2
Shahbod Rastegar 9190 W. Olympic Bvld. Beverly Hills, CA 90212, US	Common Stock	45,000,000 Shares	42.64%
Johnathan Lindsay 415 Rossmore Boulevard Burlington, ON, Canada L7N 1R9	Common Stock	9,000,000 Shares	8.53%

Joseph Ricard as Plum Investors 6815 Biscayne Bvld, suite 468 Miami, FL 33138, US	Common Stock	2,200,000 Shares	2.08%

DIRECTORS AND OFFICERS – TOTAL (One Officer and Two Directors)		56,200,000 Shares	53.25%

5% SHAREHOLDERS

CEDE & CO PO Box 222 Bowling Green Stat, New York, NY, 10274, US	Common Stock	5,465,000 Shares	5.18%

Invictus Labs Inc. 3651 Lindell Rd, Suite D, #741, Las Vegas, NV, 89102, US	Common Stock	5,400,000 Shares	5.12%

Paul Skinner P.O. Box 993, Grand Cayman, KY1 1102, CJ	Common Stock	7,200,000 Shares	6.82%

Spinel Trust 80 Raffles Places, UOB Plaza, 2#16-20, 0486, SN	Common Stock	7,200,000 Shares	6.82%

Tropic Management Systems LTD P.O. Box 30956, Grand Cayman, KY1 1204, CJ	Common Stock	7,200,000 Shares	6.82%

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

2.	The percentage shown is based on denominator of 105,542,735 shares of common stock issued and outstanding for the company as of July 3, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Aside from what is provided below, there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the periods ended:

Financial Statements for the Period Ended March 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2013	$15,000	$ 0	$ 0	$ 0
2014	$22,244	$ 0	$ 0	$ 0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
21	Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed on May 16, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Development Capital Group, Inc.

By: /s/ Shahbod Rastegar

Shahbod Rastegar

Chief Executive Officer, Chairman of the Board of Directors, and Director

July 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Andrew Fleischer

Andrew Fleischer

Chief Financial Officer, Treasurer and Director

July 15, 2014

