Form 10-Q
period 2014-06-30
Development Capital Group, Inc.
filed 2014-08-18
CIK 1517992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2014

OR

☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 000-54566

Development Capital Group, Inc.

(Name of Registrant as specified in its charter)

Florida(State or Other Jurisdiction of Incorporation or Organization)	27-3746561 (IRS Employer Identification Number)

(888) 415-7758
(Registrant's telephone number) 9190 West Olympic Blvd., Suite 200, Beverly Hills, CA 90212
(Address of principal executives offices) (Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 105,542,735 common shares as of August 14, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of June 30, 2014 and March 31, 2014 (unaudited);
F-2	Condensed Consolidated Statements of Operations for the three months ended June 30, 2014 and April 22, 2013 (Inception) to June 30, 2013 (unaudited);
F-3	Condensed Consolidated Statements of Cash Flow for the three months ended June 30, 2014 and April 22, 2013 (Inception) to June 30, 2013 (unaudited);
F-4	Notes to Condensed Consolidated Financial Statements (unaudited).

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

DEVELOPMENT CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	March 31,
	2014	2014
ASSETS

Current assets:
Cash and cash equivalents	$ 70,428	$ 297,146
Marketable securities	3,724	3,724
Prepaid expenses	24,600	163,400
Inventory	120,444	131,854
Note receivable	4,315	76,420
Note receivable - related party	159,473	230,365
Merchant reserve account	152,454	196,325
Total current assets	535,438	1,099,234

Fixed assets:
Office equipment, net of accumulated depreciation of $1,280 and $818	4,371	4,538

Other assets:
Other assets	51,538	7,650
Deposits held	4,935	4,935
Total other assets	56,473	12,585

Total assets	$ 596,282	$ 1,116,357

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$ 1,816,541	$ 1,929,642
Accrued interest	68,005	33,821
Reserve for returns and allowances	10,000	15,000
Total current liabilities	1,894,546	1,978,463

Long-term liabilities:
Convertible notes payable	803,000	799,988
Total long-term liabilities	803,000	799,988

Total liabilities	2,697,546	2,778,451

Stockholders' (deficit):
Common stock, $0.001 par value, 490,000,000 shares
authorized, 105,542,735 and 105,542,735 shares issued and outstanding
as of June 30, 2014 and March 31, 2014, respectively	105,543	105,543
Additional paid in capital	344,580	344,580
Accumulated (deficit)	(2,551,387)	(2,112,217)
Total stockholders' (deficit)	(2,101,264)	(1,662,094)

Total liabilities and stockholders' (deficit)	$ 596,282	$ 1,116,357

The accompanying notes are an integral part of these condensed consolidated financial statements

F-1

DEVELOPMENT CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the	April 22, 2013
	three months	(Inception)
	ended	to
	June 30,	June 30,
	2014	2013

Revenue
Sales, net of allowances	$ 339,463	$ 47,442	$ 292,021
Cost of goods sold	199,545	32,370	616%
Gross profit	139,918	15,072	124,846
			828%
Operating expenses:
Selling expenses	89,179	9,258
Promotional and marketing expenses	7,975	335,689
General and administrative expenses	296,715	4,180
Salaries and wages	158,891	700
Total operating expenses	552,760	349,827	163%

Net (loss) from operating activites	(412,842)	(334,755)

Other (expense):
Interest expense, net	(26,328)	-
Total other (expense)	(26,328)	-

Provision for income tax	-	-

Net (loss)	$ (439,170)	$ (334,755)

Net loss per share - basic and diluted	$ (0.00)	$ (0.00)

Weighted average number of common
shares outstanding - basic and diluted	105,542,735	77,527,735

The accompanying notes are an integral part of these condensed consolidated financial statements

F-2

DEVELOPMENT CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the	April 22, 2013
	three months	(Inception)
	ended	to
	June 30,	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ (439,170)	$ (334,755)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Stock issued for services	-	-
Depreciation	462
Changes in operating assets and liabilities:
Decrease in prepaid expenses	138,800	-
Decrease in inventory	11,410	(37,710)
Decrease in merchant reserve	43,871	-
(Increase) in other assets	(43,888)	(997)
(Decrease) in accounts payable	(18,854)	348,200
Increase in accrued interest	34,184	-
(Decrease) in allowance for returns	(5,000)	-

Net cash used in operating activities	(278,185)	(25,262)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds for notes receivable	-	-
Repayments for notes receivable	51,762	-
Purchase of fixed assets	(295)	-
Purchase of capitalized software development cost	-	-

Net cash used in investing activities	51,467	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	-	64,960
Donated capital	-	-
Proceeds from the sale of common stock	-	(7,198)

Net cash provided by financing activities	-	57,762

NET CHANGE IN CASH	(226,718)	32,500

CASH AT BEGINNING OF PERIOD	297,146	(20,356)

CASH AT END OF PERIOD	$ 70,428	$ 12,144

SUPPLEMENTAL DISCLOSURES:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements

F-3

DEVELOPMENT CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Basis of presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Plan of Operations for the year ended March 31, 2014.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the three months ended June 30, 2014 are not necessarily indicative of results for the full fiscal year.

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

F-4
DEVELOPMENT CAPITAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, bank overdraft and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

F-5
DEVELOPMENT CAPITAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments (continued)

As of June 30, 2014:

Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Notes Receivable	$ -	$ 163,788	$ -	$ 163,788
Liabilities
Convertible Notes Payable	$ -	$ 803,000	$ -	$ 803,000

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

Computer equipment   3 years

                         Furniture and fixtures  7 years

Revenue recognition
Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,”as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectability is probable. Sales are recorded net of sales discounts.

The Company allows refunds for only incorrect items or a damaged or defective item within 15 days of receiving the product.  The Company does not honor warranties for damaged or defective items beyond 15 days of receiving the product.

Advertising and marketing costs
The Company expenses all costs of advertising and marketing costs as incurred.  Advertising and marketing costs totaled $7,975 and $335,689 for the three months ended June 30, 2014 and for the period of inception (April 22, 2013) to June 30, 2013, respectively.

F-6
DEVELOPMENT CAPITAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses for the period of inception (April 22, 2013) to June 30, 2014 of $2,551,387. In addition, the Company’s development activities for the period of inception (April 22, 2013) to June 30, 2014 have been financially sustained through convertible debt financing and sales of common stock.

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

On December 19, 2013, the Company loaned $54,500 to an entity as part of a convertible promissory note.  The note bears interest at 10% per annum and is due the earlier of June 18, 2014 or upon merger or share exchange with a public entity.  The principal and accrued interest shall be converted into 250,000 shares of post-merger shares with a public entity.  During the three months ended June 30, 2014, the Company received repayment of $51,762 from the entity.

On December 30, 2013, the Company loaned $349,097 to an entity controlled by the CEO as part of a non-interest bearing promissory note.  The note balance at June 30, 2014 was $138,813.

During the three months ended June 30, 2014, the accrued interest income was $622.60.  As of June 30, 2014, the balance in accrued interest receivable was $2,562.

NOTE 4 – INVENTORY

The following is a summary of inventories:

June 30, 2014
Finished goods	$ 120,444

NOTE 5 – FIXED ASSETS

The following is a summary of fixed assets:

June 30, 2014
Computer equipment	$ 5,651
Less: accumulated depreciation	(1,280)
Fixed assets, net	$ 4,371

Depreciation expense for the three months ended June 30, 2014 was $462.

NOTE 6 –CONVERTIBLE NOTES PAYABLE –LONG TERM

On September 1, 2013, the Company executed an unsecured promissory note with a third party for $303,000.   The loan bears 12% interest and is due on September 1, 2015 with a balloon payment of principal and accrued interest.  The note is convertible into shares of the Company’s common stock at $0.1389 per share.  During the three months ended June 30, 2014, accrued interest expense was $8,965.

On December 12, 2013, the Company executed an unsecured promissory note with a third party for $200,000. The loan bears 12% interest and is due on December 12, 2015 with a balloon payment of principal and accrued interest.  The note is convertible into shares of the Company’s common stock at $0.1389 per share.  During the three months ended June 30, 2014, accrued interest expense was $5,918.

On February 1, 2014, the Company executed an unsecured promissory note with a third party for $300,000. The loan bears 12% interest and is due on February 1, 2016 with a balloon payment of principal and accrued interest. The note is convertible into shares of the Company’s common stock at $0.1389 per share.  During the three months ended June 30, 2014, accrued interest expense was $8,877.

NOTE 7 –LEASE OBLIGATIONS

The Company leases its office space under an operating lease agreement that expires August 12, 2014. Future minimum lease payments for the upcoming year through lease expiration are approximately $20,200.

NOTE 8 –RELATED PARTY TRANSACTIONS

On August 1, 2013, the Company entered into a consulting agreement with an entity that is owned and controlled by the President of the Company which is effective until Mr. Ricard is removed as an officer of the Company. The monthly fee was $5,000. The payments were ceased in May 2014.

On August 1, 2013, the Company entered into a consulting agreement with an entity that is a shareholder of the Company which is effective until either party provides 30 days’notice of termination.  The monthly fee was $4,500. The payments were ceased in May 2014.

As of June 30, 2014, the Company had notes receivable due a related party limited liability company controlled by the CEO and shareholder totaling $138,813.  The note receivable is due upon demand and bears no interest.

F-7
DEVELOPMENT CAPITAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 –RELATED PARTY TRANSACTIONS (CONTINUED)

As of June 30, 2014, the Company had a notes receivable of $20,000 and accrued interest receivable of $660 due from a related party.  The related party is a limited liability company owned and controlled by the President of the Company.

NOTE 9 – SUBSEQUENT EVENTS

On July 17, 2014, the Company approved and adopted an incentive and non qualified Stock Option Plan of 2014 and reserved 20,000,000 shares for issuance under the plan.

On July 29, 2014, the registrant Development Capital Group, Inc. (the “Company”) entered into a separation agreement with its president and director Joseph Ricard, along with his affiliated entities Plum Investors, LLC and Tunebash, Inc., whereby (i) Mr. Ricard resigned as a director and president of the Company, (ii) the consulting agreement with Plum Investors, LLC, dated August 1, 2013, for payment to Mr. Ricard as our president was terminated without liability to the Company, and any amounts owing to Mr. Ricard under the consulting agreement were waived, (iii) the convertible note held by the Company from Tunebash, Inc, was terminated without liability to Tunebash, Inc. and any amounts owed to the Company under such convertible note were waived, and (iv) the Compapy transferred all assets and intellectual property rights in connection with “Realty Valuator” to Mr. Ricard.

On July 29, 2014, the Company and Plum Investors, LLC terminated the consulting agreement between the parties dated August 1, 2013.

On July 25, 2014, Andrew Fleischer resigned as the Company’s Chief Financial Officer and member of the Company’s Board of Directors.

On July 29, 2014, Joseph Ricard, pursuant to the terms of the Settlement Agreement discussed above in Item 1, resigned as the Company’s President and member of the Company’s Board of Directors.

F-8

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

Overview

We incorporated on September 27, 2010 under the laws of the state of Florida as Development Capital Group, Inc. (“Company”). For the years ended March 31, 2012 and 2011, we provided transportation and logistics services for a wide range of manufacturing, industrial and retail customers.  In February 2013, there was a change of control of the Company and we discontinued old operations and commenced business focusing on the development of RealtyValuator.com, a multi-platform application that supports real estate investors by sourcing available properties in the market and providing tools to easily evaluate and capitalize on prospective property investments. On March 31, 2014, we acquired Clearance.co to diversify our portfolio of operations. Clearance.co offers customers an opportunity to shop for bargains conveniently while creating an atmosphere that encourages customers to visit and purchase frequently by continually adding new, sometimes limited inventory to its Website.

We identify and invest in early-stage technology companies that have the potential to disrupt traditional industries and transform markets.  With experience building successful businesses, we expect our team to help companies who either have undervalued assets or whose existing businesses require capital investment in order to achieve scale..

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

Products

Our website shopping and product section is organized into 10 main tabs: For Super Clearance!, Women, Men, Home, Electronics, Kids, Outdoors, “Seasonal”, Jewelry and Pets.  We offer discount brand name and non brand name merchandise and sell these products through our internet website located at www.clearance.co.  We currently offer hundreds of products ranging from home décor, bedding, jewelry, watches, apparel, electronics, and sporting goods, among other products.  From time to time, as the number of products and product categories change, we may reorganize our departments and/or categories to better reflect our current product offerings.

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

Seasonality

Based upon our historical experience, revenue typically increases during our fiscal fourth quarter because of the holiday retail season and gross margin decreases due to increased sales of certain lower margin products, such as electronics. The actual quarterly results for each quarter could differ materially depending upon consumer preferences, availability of product and competition, among other risks and uncertainties. Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future.

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

RealtyValuator.com

We operated our real estate website RealtyValuator.com through July 29, 2014, at which time we sold it to our prior officer and director Joseph Ricard.

Results of Operations for the Three Months Ended June 30, 2014

Our primary focus is to continue the development and growth of Clearance.co. For the period ended June 30, 2014, we earned revenue from e-commerce retail sales under our new business model. Revenues in Q1 2014 increased 616% compared to Q1 2013.   The growth in revenue was primarily due the growth of Clearan.co’s order volume.  We have generated $339,463 in connection with our business operations for the three months ended June 30, 2014.

Gross profit in Q1 2014 increased 828% compared to Q1 2013 primarily as a result of that revenue growth.

Operating Expenses as a percentage of revenue decreased from 737% in Q1 2013 to 151% in Q1 2014, primarily due to increased revenue in proportion to marketing channel spending.

We had operating expenses of $552,760 for the three months ended June 30, 2014. Our operating expenses for the period ended June 30, 2014 consisted primarily of advertising and marketing expenses, general and administrative expenses, staff salaries and wages, and selling expenses.

We recorded a net loss of $439,170 from operations for the three months ended June 30, 2014 compared to a net loss of $334,755 from operations for the three months ended June 30, 2013.

We anticipate our operating expenses will increase as we implement our business plan and continue to drive growth. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our ongoing filing requirements as a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of June 30, 2014, we had total current assets of $535,438 and current liabilities of $1,894,546.  Thus, we have a working capital deficit of $1,359,108 as of June 30, 2014.

Operating activities used $278,185 in cash for the three months ended June 30, 2014. Our net loss was the main reason for our negative operating cash flow offset mainly by a decrease in prepaid expenses, decrease in merchant reserve, increase in other assets and decrease in accounts payable.

As of June 30, 2014, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals.  The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of June 30, 2014, there were no off balance sheet arrangements.

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

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

This Item is not applicable.

Item 5. Other Information

On August 13, 2014, the Company reduced the number of shares of common stock reserved for issuance pursuant to the DLPM Stock Option Plan of 2014 to 5,000,000.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Ammendment No.1 to DLPM Stock Option Plan of 2014
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL).

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

Development Capital Group, Inc.

Date: August 18, 2014	By: /s/ Shahbod Rastegar Shahbod Rastegar Title: Chief Executive Officer

