Form 10-Q
period 2014-09-30
Development Capital Group, Inc.
filed 2014-11-19
CIK 1517992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 105,542,735 common shares as of September 30, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of September 30, 2014 and June 30 2014 (unaudited);
F-2	Condensed Consolidated Statements of Operations for the six months ended September 30, 2014 and from April 22, 2013 (inception) to September 30, 2013 (unaudited);
F-3	Condensed Consolidated Statements of Cash Flow for the six months ended September 30, 2014 and from April 22, 2013 (inception) to September 30, 2013 (unaudited);
F-4	Notes to Condensed Consolidated Financial Statements (unaudited).

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

DEVELOPMENT CAPITAL GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	March 31,
	2014	2014
ASSETS

Current assets:
Cash and cash equivalents	$ 18,832	$ 297,146
Marketable securities	-	3,724
Prepaid expenses	7,300	163,400
Inventory	89,378	131,854
Note receivable	-	76,420
Note receivable - related party	95,745	230,365
Merchant reserve account	73,274	196,325
Total current assets	284,529	1,099,234

Fixed assets:
Office equipment, net of accumulated depreciation of $1,742 and $818	3,909	4,538

Other assets:
Other assets	7,650	7,650
Deposits held	4,935	4,935
Total other assets	12,585	12,585

Total assets	$ 301,023	$ 1,116,357

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$ 1,722,400	$ 1,929,642
Accrued interest	92,379	33,821
Reserve for returns and allowances	10,000	15,000
Notes payable	20,000	-
Notes payable - related party	158,000	-
Total current liabilities	2,002,779	1,978,463

Long-term liabilities:
Convertible notes payable	803,000	799,988
Total long-term liabilities	803,000	799,988

Total liabilities	2,805,779	2,778,451

Stockholders' (deficit):
Common stock, $0.001 par value, 490,000,000 shares
authorized, 105,542,735 and 105,542,735 shares issued and outstanding
as of September 30, 2014 and March 31, 2014, respectively	105,543	105,543
Additional paid in capital	345,195	344,580
Accumulated (deficit)	(2,955,494)	(2,112,217)
Total stockholders' (deficit)	(2,504,756)	(1,662,094)

Total liabilities and stockholders' (deficit)	$ 301,023	$ 1,116,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEVELOPMENT CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			For the	April 22, 2013
	For the three months ended		six months	(Inception)
			ended	to
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Revenue
Sales, net of allowances	$ 139,582	$ 199,974	$ 479,045	$ 247,416
Cost of goods sold	61,121	167,864	260,666	200,234
Gross profit	78,461	32,110	218,379	47,182

Operating expenses:
Selling expenses	53,394	22,521	142,573	31,779
Promotional and marketing expenses	438	499,731	8,413	835,420
General and administrative expenses	311,897	20,566	608,612	24,746
Salaries and wages	94,769	9,570	253,660	10,270
Total operating expenses	460,498	552,388	1,013,258	902,215

Net (loss) from operating activites	(382,037)	(520,278)	(794,879)	(855,033)

Other (expense):
Interest expense, net	(22,070)	-	(48,398)	-
Total other (expense)	(22,070)	-	(48,398)	-

Provision for income tax	-	-	-	-

Net (loss)	$ (404,107)	$ (520,278)	$ (843,277)	$ (855,033)

Net loss per share - basic and diluted	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted average number of common
shares outstanding - basic and diluted	105,542,735	77,527,735	105,542,735	77,527,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEVELOPMENT CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the	April 22, 2013
	six months	(Inception)
	ended	to
	September 30,	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ (843,277)	$ (855,033)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Options issued for services	39,156	-
Depreciation	924	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses	156,100	(37,500)
Decrease in inventory	42,476	(20,836)
Decrease in merchant reserve	123,051	-
(Increase) in other assets	-	(1,493)
(Decrease) in accounts payable	(122,837)	809,650
Increase in accrued interest	58,558	-
(Decrease) in allowance for returns	(5,000)	-

Net cash used in operating activities	(550,849)	(105,212)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds for notes receivable	-	-
Repayments for notes receivable	94,830	-
Purchase of fixed assets	(295)	(3,359)
Purchase of capitalized software development cost	-	-

Net cash used in investing activities	94,535	(3,359)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	20,000	-
Proceeds from notes payable - related party	158,000	-
Proceeds from convertible notes payable	-	292,860
Donated capital	-	-
Proceeds from the sale of common stock	-	(70,777)

Net cash provided by financing activities	178,000	222,083

NET CHANGE IN CASH	(278,314)	113,512

CASH AT BEGINNING OF PERIOD	297,146	-

CASH AT END OF PERIOD	$ 18,832	$ 113,512

SUPPLEMENTAL DISCLOSURES:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the three and six months ended September 30, 2014 are not necessarily indicative of results for the full fiscal year.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, bank overdraft and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

DEVELOPMENT CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments (continued)

As of September 30, 2014:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Notes Receivable	$ -	$ 95,745	$ -	$ 95,745
Liabilities
Notes Payable	-	20,000	-	20,000
Notes Payable – Related Party	-	158,000	-	158,000
Convertible Notes Payable	$ -	$ 803,000	$ -	$ 803,000

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

Advertising and marketing costs

The Company expenses all costs of advertising and marketing costs as incurred.  Advertising and marketing costs totaled $8,413 and $835,420 for the six months ended September 30, 2014 and for the period of inception (April 22, 2013) to September 30, 2013, respectively.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses for the period of inception (April 22, 2013) to September 30, 2014 of $ 2,955,494 . In addition, the Company’s development activities for the period of inception (April 22, 2013) to September 30, 2014 have been financially sustained through convertible debt financing and sales of common stock.

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

NOTE 3 – NOTES RECEIVABLE

On October 30, 2013, the Company loaned $20,000 to an entity as part of a convertible promissory note with a related party.  The entity is a limited liability company owned and controlled by the President of the Company.  The note bears interest at 5% per annum and is due the earlier of October 3, 2014 or on the next equity financing raise of at least $200,000.  The principal and accrued interest shall be converted at the Company’s option at 30% discount on the price per share of the next equity financing raise.  During the three months ended September 30, 2014, the note receivable was distributed to a former officer and director of the Company.

On December 19, 2013, the Company loaned $54,500 to an entity as part of a convertible promissory note.  The note bears interest at 10% per annum and is due the earlier of June 18, 2014 or upon merger or share exchange with a public entity.  The principal and accrued interest shall be converted into 250,000 shares of post-merger shares with a public entity.  During the three months ended June 30, 2014, the Company received repayment of $51,762 from the entity.  During the three months ended September 30, 2014, the note receivable was distributed to a former officer and director of the Company.

DEVELOPMENT CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – NOTES RECEIVABLE (CONTINUED)

On December 30, 2013, the Company loaned $349,097 to an entity controlled by the CEO as part of a non-interest bearing promissory note.  The note balance at September 30, 2014 was $95,745.

During the six months ended September 30, 2014, the accrued interest income was $623.  As of September 30, 2014, the balance in accrued interest receivable was $0.

NOTE 4 – INVENTORY

The following is a summary of inventories:

September 30, 2014
Finished goods	$ 89,378

NOTE 5 – FIXED ASSETS

The following is a summary of fixed assets:

September 30, 2014
Computer equipment	$ 5,651
Less: accumulated depreciation	(1,742)
Fixed assets, net	$ 3,909

Depreciation expense for the six months ended September 30, 2014 was $924.

NOTE 6 – NOTES PAYABLE AND NOTES PAYABLE – RELATED PARTY

On July 8, 2014, the Company executed an unsecured promissory note with a third party for $20,000.  The loan is due upon demand and bears 0% interest.

On August 18, 2014, the Company executed an unsecured promissory note with a related party for $158,000.  The loan is due upon demand and bears 0% interest.

NOTE 7 – CONVERTIBLE NOTES PAYABLE – LONG TERM

On September 1, 2013, the Company executed an unsecured promissory note with a third party for $303,000.   The loan bears 12% interest and is due on September 1, 2015 with a balloon payment of principal and accrued interest.  The note is convertible into shares of the Company’s common stock at $0.1389 per share.  During the six months ended September 30, 2014, accrued interest expense was $18,180.

On December 12, 2013, the Company executed an unsecured promissory note with a third party for $200,000. The loan bears 12% interest and is due on December 12, 2015 with a balloon payment of principal and accrued interest.  The note is convertible into shares of the Company’s common stock at $0.1389 per share.  During the six months ended September 30, 2014, accrued interest expense was $12,000.

On February 1, 2014, the Company executed an unsecured promissory note with a third party for $300,000. The loan bears 12% interest and is due on February 1, 2016 with a balloon payment of principal and accrued interest. The note is convertible into shares of the Company’s common stock at $0.1389 per share.  During the six months ended September 30, 2014, accrued interest expense was $18,000.

DEVELOPMENT CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 – STOCK OPTIONS

On July 17, 2014, the Company approved and adopted an incentive and nonqualified Stock Option Plan of 2014 and reserved 20,000,000 shares for issuance under the plan.

During the six months ended September 30, 2014, the Company granted 2,000,000 stock options to an employee of the Company.  Of the total, 500,000 stock options vested immediately and the remaining 1,500,000 stock options vest quarterly over the next three years.  Once the stock options are vested, the individual has two years to exercise at $0.08.  The Company recorded compensation of $39,156 for the six months ended September 30, 2014.

NOTE 9 – LEASE OBLIGATIONS

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

As of September 30, 2014, the Company had notes receivable due a related party limited liability company controlled by the CEO and shareholder totaling $95,745.  The note receivable is due upon demand and bears no interest.

As of June 30, 2014, the Company had a notes receivable of $20,000 and accrued interest receivable of $660 due from a related party.  The related party is a limited liability company owned and controlled by the President of the Company.  During the three months ended September 30, 2014, the note receivable was distributed to a former officer and director of the Company.

On August 18, 2014, the Company executed an unsecured promissory note with a related party for $158,000.  The loan is due upon demand and bears 0% interest.

NOTE 11 – MATERIAL AGREEMENTS

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

NOTE 12 – SUBSEQUENT EVENTS

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

Clearance.co

Our wholly owned subsidiary, Clearance.co, a California corporation (“Clearance”), owns and operates the website Clearance.co. The website is an e-commerce website, which deals exclusively in discount, clearance and closeout merchandise offered exclusively to registered members.  Working directly with suppliers, or “fulfillment partners”, Clearance provides its registered users with a destination for closeout and clearance products, while giving our fulfillment partners a one-stop liquidation channel. Once users register on our website, they are then able to access our offered merchandise 24 hours a day, with the convenience of the use of a computer or internet-enabled devices.  Clearance.co is an online shopping experience that offers registered members not only savings on products, but also access to our responsive customer service team.  Nearly all of our sales are to customers located in the United States.  During the period ended September 30, 2014 no single customer accounted for more than 1% of our total net revenue.

Fulfillment Partners

With our “Fulfillment partners”, we sell such merchandise and products through our website.  We are considered to be the primary obligor for the majority of these sales transactions and we record revenue from the majority of these sales transactions on a gross basis. Our use of the term “supplier”, "partner" or "fulfillment partner" does not mean that we have formed any legal partnerships with any of our fulfillment partners. We currently have relationships with approximately 15 third parties who supply approximately 500 products, as well as most of the eleven groups of products, on our website. These third-party fulfillment partners, suppliers, perform such tasks as order picking and shipping; however, we handle returns and customer service related to substantially all orders placed through our website. Revenue generated from sales on our website from fulfillment partner businesses is recorded net of returns, coupons and other discounts.

Products

Our website shopping and product section is organized into 11 main tabs: For Super Clearance!, Just-In, Women, Men, Home, Electronics, Kids, Outdoors, “Seasonal”, Jewelry and Pets.  We offer discount brand name and non brand name merchandise and sell these products through our internet website located at clearance.co. We currently offer hundreds of products ranging from home décor, bedding, jewelry, watches, apparel, electronics, and sporting goods, among other products.  From time to time, as the number of products and product categories change, we may reorganize our departments and/or categories to better reflect our current product offerings.

Shipping Fees

We charge shipping rates that vary in price, dependent on the weight and size of the product that is purchased and shipped. The shipping rates currently vary in price between $3.00 and $7.95 per item shipped. At times we offer promotional incentives that may include free shipping regarding certain items or days that the item is sold.

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

Results of Operations for the Three Months Ended September 30, 2014

Our primary focus is to continue the development and growth of Clearance.co. For the period ended September 30, 2014, we earned revenue from e-commerce retail sales under our new business model. Revenues in Q2 2014 decreased 30% compared to Q2 2013.   The decline in revenue was primarily due a decrease in marketing spend for Clearance.co and a dcrease in Clearance.co’s order volume.  We have generated revenue $139,582 in connection with our business operations for the three months ended September 30, 2014.

Gross profit in Q2 2014 increased 14% compared to Q2 2013 primarily as a result of a lower cost of goods sold.

Operating Expenses as a percentage of revenue increased from 276 % in Q2 2013 to 330 % in Q2 2014, primarily due to decreased revenue in proportion to general and administrative expenses.

We had operating expenses of $460,498 for the three months ended September 30, 2014. Our operating expenses for the period ended September 30, 2014 consisted primarily of advertising and marketing expenses, general and administrative expenses, staff salaries and wages, and selling expenses.

We recorded a net loss of $404,107 from operations for the three months ended September 30, 2014 compared to a net loss of $520,278 from operations for the three months ended September 30, 2013.

We anticipate our operating expenses will increase as we implement our business plan and continue to drive growth. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our ongoing filing requirements as a reporting company under the Securities Exchange Act of 1934.

Results of Operations for the Six Months Ended September 30, 2014

Our primary focus is to continue the development and growth of Clearance.co. For the period ended September 30, 2014, we earned revenue from e-commerce retail sales under our new business model. Revenues in the six months ended September 30, 2014 increased 94% compared to the six months ended September 30, 2013.   The increase in revenue was primarily due an increase in Clearance.co’s order volume compared to 2013 which was the first year of operations and wasn’t a full six month operating period.  We have generated revenue $479,045 in connection with our business operations for the six months ended September 30, 2014.

Gross profit in the six months ended September 30, 2014 increased 363% compared to the six months ended September 30, 2013 primarily as a result of a lower cost of goods sold.

Operating Expenses as a percentage of revenue decreased from 365% in the six months ended September 30, 2013 to 212% in the six months ended September 30, 2014, primarily due to increased revenue in proportion to general and administrative expenses.  The six month period for September 30, 2014 was a full operating period as compared to 2013 which was the first year of operations and the business was not operating for a full six month period.

We had operating expenses of $1,013,258 for the six months ended September 30, 2014. Our operating expenses for the period ended September 30, 2014 consisted primarily of advertising and marketing expenses, general and administrative expenses, staff salaries and wages, and selling expenses.

We recorded a net loss of $843,277 from operations for the six months ended September 30, 2014 compared to a net loss of $855,033 from operations for the six months ended September 30, 2013.

We anticipate our operating expenses will increase as we implement our business plan and continue to drive growth. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our ongoing filing requirements as a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of September 30, 2014, we had total current assets of $ and current liabilities of $284,529 and current liabilities of $2,002,779  .  Thus, we have a working capital deficit of $1,718,250 as of September 30, 2014.

Operating activities used $550,849 in cash for the six months ended September 30, 2014. Our net loss was the main reason for our negative operating cash flow, offset mainly by a decrease in prepaid expenses, decrease in merchant reserve, increase in other assets and decrease in accounts payable.

Operating activities used $105,212 in cash for the six months ended September 30, 2013. Our net loss was the main reason for our negative operating cash flow , offset mainly by a increase in prepaid expenses, increase in inventory, increase in other assets and an increase in accounts payable.

As of September 30, 2014, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals.  The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of September 30, 2014, there were no off balance sheet arrangements.

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

Based upon that evaluation, including our Chief Executive Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL).

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

Chief Executive Officer

November 19, 2014

