Form 10-Q
period 2014-12-31
Development Capital Group, Inc.
filed 2015-02-23
CIK 1517992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

OR

☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 000-54566

Development Capital Group, Inc.

(Name of Registrant as specified in its charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	27-3746561 (IRS Employer Identification Number)

(888) 415-7758
(Registrant's telephone number) 1932 Kellogg Ave Carlsbad, CA 92008
(Address of principal executives offices) (Zip Code)

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X](Do not check if a smaller reporting company)Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 72,542,735 common shares as of February 15, 2015.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Condensed Consolidated Balance Sheets as of December 31, 2014 and June 30 2014 (unaudited);
F-2	Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2014 and December 31, 2013 (unaudited);
F-3	Condensed Consolidated Statements of Cash Flow for the three and nine months ended December 31, 2014 and December 31, 2013 (unaudited);
F-4	Notes to Condensed Consolidated Financial Statements (unaudited).

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

DEVELOPMENT CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31,	March 31,
	2014	2014
ASSETS

Current assets:
Cash and cash equivalents	$ 18,044	$ 297,146
Marketable securities	-	3,724
Prepaid expenses	-	163,400
Inventory	44,624	131,854
Note receivable	-	76,420
Note receivable - related party	95,745	230,365
Merchant reserve account	34,262	196,325
Total current assets	192,675	1,099,234

Fixed assets:
Office equipment, net of accumulated depreciation of $2,204 and $818	3,447	4,538

Other assets:
Other assets, net of amortization of $2,218 and $0	5,432	7,650
Deposits held	4,935	4,935
Total other assets	10,367	12,585

Total assets	$ 206,489	$1,116,357

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$ 1,708,906	$1,929,642
Accrued interest	106,090	33,821
Reserve for returns and allowances	10,000	15,000
Convertible notes payable	603,000	603,000
Convertible notes payable - related party	380,000	196,988
Total current liabilities	2,807,996	2,778,451

Contingencies	-	-

Total liabilities	2,807,996	2,778,451

Stockholders' (deficit):
Common stock, $0.001 par value, 490,000,000 shares
authorized, 105,542,735 and 105,542,735 shares issued and outstanding
as of December 31, 2014 and March 31, 2014, respectively	105,543	105,543
Additional paid in capital	392,553	344,580
Accumulated (deficit)	(3,099,603)	(2,112,217)
Total stockholders' (deficit)	(2,601,507)	(1,662,094)

Total liabilities and stockholders' (deficit)	$ 206,489	$1,116,357

DEVELOPMENT CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			For the	April 22, 2013
	For the three months ended		nine months	(Inception)
			ended	to
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013

Revenue
Sales, net of allowances	$ 130,832	$ 1,827,587	$ 609,877	$ 2,075,003
Cost of goods sold	63,522	1,120,516	324,188	1,320,750
Gross profit	67,310	707,071	285,689	754,253

Operating expenses:
Selling expenses	60,740	135,817	203,313	167,596
Promotional and marketing expenses	2,510	997,082	10,923	1,832,502
General and administrative expenses	13,810	45,343	622,422	70,089
Salaries and wages	110,141	177,634	363,801	187,904
Total operating expenses	187,201	1,355,876	1,200,459	2,258,091

Net (loss) from operating activites	(119,891)	(648,805)	(914,770)	(1,503,838)

Other (expense):
Interest expense, net	(24,218)	(15,931)	(72,616)	(15,931)
Total other (expense)	(24,218)	(15,931)	(72,616)	(15,931)

Provision for income tax	-	-	-	-

Net (loss)	$ (144,109)	$ (664,736)	$ (987,386)	$ (1,519,769)

Net loss per share - basic and diluted	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.02)

Weighted average number of common
shares outstanding - basic and diluted	105,542,735	85,785,452	105,542,735	82,313,204

DEVELOPMENT CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the	April 22, 2013
	nine months	(Inception)
	ended	to
	December 31,	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ (987,386)	$ (1,519,769)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Options issued for services	47,973	-
Depreciation	3,604	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses	163,400	(37,500)
Decrease in inventory	87,230	(20,836)
Decrease in merchant reserve	162,063	-
(Increase) in other assets	3,724	(1,493)
(Decrease) in accounts payable	(220,736)	1,587,243
Increase in accrued interest	75,281	-
(Decrease) in allowance for returns	(5,000)	-

Net cash used in operating activities	(669,847)	7,645

CASH FLOWS FROM INVESTING ACTIVITIES
Repayments for notes receivable	211,040	-
Purchase of fixed assets	(295)	(3,359)

Net cash used in investing activities	210,745	(3,359)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash advance - related party	2,000	-
Proceeds from convertible notes payable - related party	178,000	292,860
Proceeds from the sale of common stock	-	-

Net cash provided by financing activities	180,000	292,860

NET CHANGE IN CASH	(279,102)	297,146

CASH AT BEGINNING OF PERIOD	297,146	-

CASH AT END OF PERIOD	$ 18,044	$ 297,146

SUPPLEMENTAL DISCLOSURES:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the three and nine months ended December 31, 2014 are not necessarily indicative of results for the full fiscal year.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, bank overdraft and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments (continued)

As of December 31, 2014:

Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Notes Receivable	$ -	$ 95,745	$ -	$ 95,745
Liabilities
Convertible Notes – Related Party		380,000	-	380,000
Convertible Notes Payable	$ -	$ 603,000	$ -	$ 603,000

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

Advertising and marketing costs

The Company expenses all costs of advertising and marketing costs as incurred.  Advertising and marketing costs totaled $10,923 and $1,832,502 for the nine months ended December 31, 2014 and for the period of inception (April 22, 2013) to December 31, 2013, respectively.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses for the period of inception (April 22, 2013) to December 31, 2014 of $3,099,603. In addition, the Company’s development activities for the period of inception (April 22, 2013) to December 31, 2014 have been financially sustained through convertible debt financing and sales of common stock.

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

NOTE 3 – NOTES RECEIVABLE

On October 30, 2013, the Company loaned $20,000 to an entity as part of a convertible promissory note with a related party.  The entity is a limited liability company owned and controlled by the President of the Company.  The note bears interest at 5% per annum and is due the earlier of October 3, 2014 or on the next equity financing raise of at least $200,000.  The principal and accrued interest shall be converted at the Company’s option at 30% discount on the price per share of the next equity financing raise.  During the three months ended December 31, 2014, the note receivable was distributed to a former officer and director of the Company.

On December 19, 2013, the Company loaned $54,500 to an entity as part of a convertible promissory note.  The note bears interest at 10% per annum and is due the earlier of June 18, 2014 or upon merger or share exchange with a public entity.  The principal and accrued interest shall be converted into 250,000 shares of post-merger shares with a public entity.  During the nine months ended December 31, 2014, the Company received repayment of $51,762 and in connections with the merger, the note receivable was distributed to a former officer and director of the Company.

NOTE 3 – NOTES RECEIVABLE (CONTINUED)

On December 30, 2013, the Company loaned $349,097 to an entity controlled by the CEO as part of a non-interest bearing promissory note.  The note balance at December 31, 2014 was $95,745.

NOTE 4 – INVENTORY

The following is a summary of inventories:

December 31, 2014
Finished goods	$ 44,624

NOTE 5 – FIXED ASSETS

The following is a summary of fixed assets:

December 31, 2014
Computer equipment	$ 5,651
Less: accumulated depreciation	(2,204)
Fixed assets, net	$ 3,447

Depreciation expense for the nine months ended December 31, 2014 was $2,218.

NOTE 6 – CONVERTIBLE NOTES PAYABLE– RELATED PARTY

On July 8, 2014, the Company executed an unsecured promissory note with a third party for $20,000.  The loan is due upon demand and bears 0% interest.

On August 18, 2014, the Company executed an unsecured promissory note with a related party for $158,000.  The loan is due upon demand and bears 0% interest.

NOTE 7 – CONVERTIBLE NOTES PAYABLE – LONG TERM

On September 1, 2013, the Company executed an unsecured promissory note with a third party for $303,000.   The loan bears 12% interest and is due on September 1, 2015 with a balloon payment of principal and accrued interest.  The note is convertible into shares of the Company’s common stock at $0.1389 per share.  During the nine months ended December 31, 2014, accrued interest expense was $27,270.

On December 12, 2013, the Company executed an unsecured promissory note with a third party for $200,000. The loan bears 12% interest and is due on December 12, 2015 with a balloon payment of principal and accrued interest.  The note is convertible into shares of the Company’s common stock at $0.1389 per share.  During the nine months ended December 31, 2014, accrued interest expense was $18,000.

On February 1, 2014, the Company executed an unsecured promissory note with a third party for $300,000. The loan bears 12% interest and is due on February 1, 2016 with a balloon payment of principal and accrued interest.  The note is convertible into shares of the Company’s common stock at $0.1389 per share.  During the nine months ended December 31, 2014, accrued interest expense was $27,000.

NOTE 8 – STOCK OPTIONS

On July 17, 2014, the Company approved and adopted an incentive and nonqualified Stock Option Plan of 2014 and reserved 20,000,000 shares for issuance under the plan.

During the nine months ended December 31, 2014, the Company granted 2,000,000 stock options to an officer of the Company.  Of the total, 500,000 stock options vested immediately and the remaining 1,500,000 stock options vest quarterly over the next three years.  Once the stock options are vested, the individual has two years to exercise at $0.08.  The Company recorded compensation of $47,973 for the nine months ended December 31, 2014.

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

As of December 31, 2014, the Company had notes receivable due a related party limited liability company controlled by the CEO and shareholder totaling $95,745.  The note receivable is due upon demand and bears no interest.

As of June 30, 2014, the Company had a notes receivable of $20,000 and accrued interest receivable of $660 due from a related party.  The related party is a limited liability company owned and controlled by the President of the Company.  During the three months ended December 31, 2014, the note receivable was distributed to a former officer and director of the Company.

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

NOTE 12 – SUBSEQUENT EVENTS

On January 9, 2015, in connection with the resignation of the Company’s officer and director Shahbod Rastegar, the Company entered into (i) a Cancellation of Promissory Note and his wholly owned-entity Metrix360, whereby the Company’s former CEO agreed to cancel  33,000,000 shares of his common stock in exchange for the cancellation of his note receivable in the amount of $95,775. Additionally, the Company entered into a Lock-Up Agreement whereby 6,000,000 shares of Company common stock held by the former officer is subject to certain leak-out provisions over a period of 39 months.

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

Clearance.co

Our wholly owned subsidiary, Clearance.co, a California corporation (“Clearance”), owns and operates the website Clearance.co. The website is an e-commerce website, which deals exclusively in discount, clearance and closeout merchandise offered exclusively to registered members.  Working directly with suppliers, or “fulfillment partners”, Clearance provides its registered users with a destination for closeout and clearance products, while giving our fulfillment partners a one-stop liquidation channel. Once users register on our website, they are then able to access our offered merchandise 24 hours a day, with the convenience of the use of a computer or internet-enabled devices.  Clearance.co is an online shopping experience that offers registered members not only savings on products, but also access to our responsive customer service team.  Nearly all of our sales are to customers located in the United States.  During the period ended December 31,December 31, 2014 no single customer accounted for more than 1% of our total net revenue.

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

·

Driving traffic to an inviting and user-friendly homepage.

·

Building excellent vendor relationships to offer great products at attractive prices with responsive customer service.

·

Building excellent merchant account relationships.

·

Sourcing quality and unique products that offer great value to our registered users yielding high margins of profits.

·

Clearly listing products on the website with concise descriptions and pricing.

·

Configuring placement of products according to our planned strategy including loss leader, highest margin, and brand recognition concepts.

·

Highly encouraging membership registration in order to market back to our registered users via email to entice repeat customer business.

·

Creating an effective social media strategy to offer testimonials, coupons and contests across all relevant social media platforms.

·

Creating an effective marketing and search engine optimization strategy.

·

Consistently analyzing the competitive landscape.

·

Efficiently managing all logistics of the website to ensure prompt deliver, inventory control and return of merchandise.

·

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

Results of Operations for the Three Months Ended December 31, 2014

Our primary focus is to continue the development and growth of Clearance.co. For the period ended December 31, 2014, we earned revenue from e-commerce retail sales under our new business model. Revenues in Q3 2014 decreased 93% compared to Q3 2013.   The decline in revenue was due primarily to the internal changes in management and business model.  We have generated $130,832 in gross revenue  in connection with our business operations for the three months ended December 31, 2014.

Gross profit in Q3 2014 decreased 90 % compared to Q3 2013 which is directly related to our decline in revenue.

Operating Expenses as a percentage of revenue increased from 74% in Q3 2013 to 143 % in Q3 2014, primarily due to our decreased revenue in proportion to our fixed overhead costs.

We had operating expenses of $187,201 for the three months ended December 31, 2014 and consisted of advertising and marketing expenses, general and administrative expenses, staff salaries and wages, and selling expenses.

We recorded a net loss of $144,109 from operations for the three months ended December 31, 2014 compared to a net loss of $664,736 from operations for the three months ended December 31, 2013.

We anticipate our operating expenses will increase as we implement our business plan and continue to drive growth. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our ongoing filing requirements as a reporting company under the Securities Exchange Act of 1934.

Results of Operations for the Nine Months Ended December 31, 2014

Our primary focus is to continue the development and growth of Clearance.co. For the period ended December 31, 2014, we earned revenue from e-commerce retail sales under our new business model. Revenues for the nine months ended December 31, 2014 decreased 71% compared to the period April 22, 2013 (inception) to December 31, 2013. The decline in revenue was due primarily to the internal changes in management and business model.  We have generated $609,877 in gross revenue in connection with our business operations for the nine months ended December 31, 2014.

Gross profit for the nine months ended December 31, 2014 decreased 62% compared to the period April 22, 2013 (inception) to December 31, 2013, which is directly related to our decline in revenue.

Operating Expenses as a percentage of revenue increased from 109% in the period April 22, 2013 (inception) to December 31, 2013 to 197% for the nine months ended December 31, primarily due to our decreased revenue in proportion to our fixed overhead costs.

We had operating expenses of $1,200,459 for the nine months ended December 31, 2014 and consisted of advertising and marketing expenses, general and administrative expenses, staff salaries and wages, and selling expenses.

We recorded a net loss of $914,770 from operations for the nine months ended December 31, 2014 compared to a net loss of $1,503,838 from operations for the period April 22, 2013 (inception) to December 31, 2013.

We anticipate our operating expenses will increase as we implement our business plan and continue to drive growth. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our ongoing filing requirements as a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of December 31, 2014, we had total current assets of $192,675 and current liabilities of $2,807,996.  Thus, we have a working capital deficit of $2,615,321 as of December 31, 2014.

Operating activities used $669,847 in cash for the three months ended December 31, 2014. Our net loss was the main reason for our negative operating cash flow offset mainly by a decrease in prepaid expenses, decrease in merchant reserve, increase in other assets and decrease in accounts payable.

Net cash from investing activities was $210,74 for the nine months ended December 31, 2014. Cash Flows from investing activities consisted of notes receivable in the amount of $211,040 and purchase of fixed assets in the amount of (-$295).

Net cash provided by financing activities was $180,000 for the nine months ended December 31, 2014. Cash Flows from financing activities consisted of convertible notes payable in the amount of $178,000 and a cash advance from a related party in the amount of $2,000.

As of December 31, 2014, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals.  The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of December 31, 2014, there were no off balance sheet arrangements.

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

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting.  During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending March 31, 2016: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

This Item is not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

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

By: /s/  Ray Reyes

Ray Reyes, President

February 23, 2015

